Form 10QSB
period 1996-07-31
MEDWAVE INC
filed 1996-09-13
CIK 876043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________


Commission File Number:    0-28010


                                  MEDWAVE, INC.
        (Exact name of small business issuer as specified in its charter)
    Minnesota                                                41-1493458
(State or other jurisdiction of                             (IRS employer
 incorporation or organization)                         identification number)
                            4382 Round Lake Road West
                          Arden Hills, Minnesota 55112
                    (Address of principal executive offices)

                                 (612) 639-1227
                           (Issuer's telephone number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 30, 1996, the issuer had 4,808,533 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                  Medwave, Inc.

                                   Form 10-QSB

                                      INDEX

                                                                          Page


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets - April 30, 1996 and July 31, 1996                  2

          Statements of Operations - Three Months Ended July 31, 1995        3
          and 1996 and Period from June 27, 1984 (Inception) to
          July 31, 1996

          Statements of Cash Flows - Three Months Ended July 31, 1995        4
          and 1996 and Period from June 27, 1984 (Inception) to
          July 31, 1996


          Notes to Financial Statements                                      5


 Item 2.  Management's Discussion and Analysis and Plan of Operation         6


PART II.  OTHER INFORMATION

 Item 6   Exhibits and Reports on Form 8-K                                   8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                         April 30,             July 31,
                                                                                           1996                  1996
                                                                                      --------------------------------------
                                                                                                           (unaudited)

Assets
Current Assets:
      Cash and cash equivalents                                                           $   769,121          $    698,955
      Short term investments                                                                4,234,080             4,023,338
      Inventories                                                                               8,974                24,127
      Prepaid expenses                                                                        101,171                50,127
                                                                                      --------------------------------------
Total current assets                                                                        5,113,346             4,796,547

Property and equipment:
      Office equipment                                                                        114,088               116,111
      Research and development equipment                                                      261,076               243,676
      Sales and marketing                                                                       -----                 8,077
      Manufacturing and engineering equipment                                                  46,312                59,666
      Leasehold improvements                                                                   31,613                37,191
                                                                                      --------------------------------------
                                                                                              453,089               464,721
      Less accumulated depreciation                                                           339,127               325,080
                                                                                      --------------------------------------
                                                                                              113,962               139,641

Patents, net                                                                                   78,776                99,132
Investments                                                                                 1,525,120             1,795,246
                                                                                      ======================================
Total Assets                                                                               $6,831,204          $  6,830,566
                                                                                      ======================================

Liabilities and shareholders' equity Current liabilities:
      Accounts payable and accrued expenses                                               $    83,607         $      58,977
      Accrued payroll and related taxes                                                        28,697                31,807
                                                                                      --------------------------------------
Total current liabilities                                                                     112,304                90,784

Shareholders' equity (deficiency):
      Common Stock, no par value:
                 Authorized shares--50,000,000 at April 30, 1996 and at July 31,
                 1996 Issues and outstanding shares--4,690,560 at April 30,
                   1996 and 4,808,533 at July 31, 1996                                     12,458,866            12,749,876
Unrealized loss on investments                                                                (33,245)              (32,319)
Deficit accumulated during the development stage                                           (5,706,721)           (5,977,775)
                                                                                      --------------------------------------
Total shareholders' equity (deficiency)                                                     6,718,900             6,739,782
                                                                                      --------------------------------------
Total liabilities and shareholders' equity (deficiency)                                    $6,831,204          $  6,830,566
                                                                                      ======================================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                              Period from
                                                                                                             June 27, 1984
                                                                                                              (Inception)
                                                                  Three months ended July 31                      to
                                                               ---------------------------------
                                                                       1995                1996              July 31, 1996
                                                               ---------------------------------           ------------------

Operating expenses:
      Research and development                                  $    39,912          $  176,020             $      3,947,652
      Sales and marketing                                              None              73,400                      165,789
      General and administrative                                    106,855             108,414                    1,793,075
                                                               ---------------------------------           ------------------
Operating loss                                                      146,767             357,834                    5,906,516

Other expense (income):
      Interest (income)                                              (4,609)            (86,780)                    (555,500)
                                                               =================================           ==================
Net loss                                                          $(142,158)          $(271,054)             $    (5,351,016)
                                                               =================================           ==================

Net loss per share                                                $   (0.29)         $    (0.06)             $         (2.63)
                                                               =================================           ==================
Weighted average number of common and
      common equivalent shares outstanding                          487,875           4,721,706                    2,032,987
                                                               =================================           ==================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Period from
                                                                                                         June 27, 1984
                                                                                                          (Inception)
                                                                     Three months ended July 31                to
                                                                 -----------------------------------
                                                                         1995                  1996      July 31, 1996
                                                                 -----------------------------------    --------------

Operating activities
Net loss                                                            $(142,158)         $   (271,054)      $    (5,351,014)
Adjustments to reconcile net loss to net cash used
in operating activities:
      Depreciation                                                     11,533                10,888               425,625
      Amortization                                                      3,638                 9,697                39,781
      Loss on sale of equipment                                           ---                   ---                 7,375
      Issuance of Common Stock for consulting services                    ---                   ---                 3,413
      Changes in operating assets and liabilities:
         Other receivable                                             (15,395)                  ---                   ---
         Inventories                                                   (7,660)              (15,153)              (24,127)
         Prepaid expenses                                               8,645                51,044               (50,127)
         Accounts payable and accrued expenses                         39,271               (24,630)               58,977
         Accrued payroll and related taxes                             (7,314)                3,110                31,807
                                                                 -----------------------------------    ------------------
Net cash used in operating activities                                (109,440)             (236,098)           (4,858,290)

Investing activities
Patent expenditures                                                    (3,809)              (27,157)             (136,017)
Purchase of investments                                                   ---            (2,558,229)          (22,510,994)
Sales and maturity of investments                                         ---             2,499,773            16,660,092
Purchase of property and equipment                                        ---               (39,464)             (591,093)
Proceeds from sale of equipment                                           ---                   ---                18,200
                                                                 -----------------------------------    ------------------
Net cash used in investing activities                                  (3,809)             (125,077)           (6,559,812)

Financing activities
Proceeds from notes payable to shareholders                               ---                   ---               324,998
Payments of notes payable to shareholders                                 ---                   ---              (324,998)
Net proceeds from issuance of Common and Stock                            ---               291,009            12,117,057
                                                                 -----------------------------------    ------------------
Net cash provided by financing activities                                                   291,009            12,117,057
                                                                 -----------------------------------    ------------------

(Decrease) increase in cash and cash equivalents                     (113,249)              (70,166)              698,955
Cash and cash equivalents at beginning of period                      327,073               769,121
                                                                 ===================================    ==================
Cash and cash equivalents at end of period                         $  213,824         $     698,955      $        698,955
                                                                 ===================================    ==================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                  July 31, 1996


1.    Organization and Description of Business

      Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development of, and intends to market, manufacture, and sell, a proprietary, non-invasive system that continually monitors arterial blood pressure of adults.


2.    Basis of Presentation

      The financial information presented as of July 31, 1996 has been prepared from the books and records without audit. Financial information as of April 30, 1996 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year-ended April 30, 1996.

3.    Public Offering

      In November 1995, the Company received the proceeds from an initial public offering of 1,610,000 shares of Common Stock at $5.00 per share before underwriting discount and offering expenses.

      The Company's shareholders, as a condition of the initial public offering, approved a plan of recapitalization whereby all convertible preferred stock automatically converted into an aggregate of 2,750,164 shares of Common Stock. As part of the plan of recapitalization, the Company's articles of incorporation were amended to, among other things, increase the authorized capital stock of the Company to 50,000,000 shares without par value.

ITEM 2.  Management's Discussion and Analysis and Plan of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-QSB.

Plan of Operation

The Company, which was formed in 1984, is a development stage company that currently employs thirteen full-time employees and two part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, continual blood pressure measurement and monitoring system. The Company's initial concept for measuring blood pressure was based upon parameters obtained from a doppler signal. By 1991, it was evident that this approach would not yield the desired results, so those efforts were abandoned. However, the Company used information gained from these initial efforts to direct its technical efforts to different approaches, which eventually resulted in the approach the Company now uses in its Vasotrac(TM) system. This innovative system, the Vasotrac(TM) system, includes as one of its key components a unique pressure sensor that is placed on the wrist over a main artery. Utilizing the Company's proprietary technology, the Vasotrac(TM) system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and non-invasive qualities of the Vasotrac(TM) system make it a new approach to blood pressure monitoring.


The Company is not presently generating any significant revenue from operations and has incurred an accumulated deficit of $5,977,775 from its inception through July 31, 1996. Significant additional losses from, among other things, development, testing, regulatory compliance, and sales expenses are expected to be incurred by the Company at least until it emerges from the development stage.

Until November 1995, the Company financed its activities through a series of private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's initial public offering (IPO) in November, 1995.

The Company's success is dependent upon the successful development and marketing of the Vasotrac(TM) system. However, there can be no assurance that the Vasotrac(TM) system can ever by successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. The Company received its first order in August 1996, and the Company shipped the first Vasotrac(TM) to a customer in September 1996. If the Company emerges from the development stage, its success will also depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company estimates that within the next twelve months, it may require approximately 11 additional persons, including one in the area of general and administrative, five in sales and marketing, two in research and development, and three in manufacturing. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $700,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Proceeds from the IPO are being used primarily to continue clinical testing of the Vasotrac(TM) system, to begin manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $600,000 for research and development, exclusive of amounts expected to be spent on clinical trials. The funds are expected to be used to develop sensors and holders, to repackage the monitor for cost reduction and modular system use, and to sustain engineering support for manufacturing. No significant amount of equipment is expected to be required. Even assuming no sales by the Company, the Company believes that the net proceeds of the IPO offering will allow the Company to meet its cash requirements for approximately three years from the date of the closing of the offering. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months ended July 31, 1996 and 1995 respectively. The analysis of liquidity and capital resources compares July 31, 1996 to April 30, 1996.

The Company incurred $176,020 and $39,912 for research and development expenses for the quarter ended July 31, 1996 and 1995, respectively. The research and development expense increase was primarily attributed to the hiring of additional employees as the Company prepares for production of the Vasotrac(TM) system.

The Company incurred $73,400 and $0 for sales and marketing expenses for the quarter ended July 31, 1996 and 1995, respectively. The sales and marketing expenses were attributable to the hiring of a Vice President of Sales and additional Sales Associates along with the development of sales material.

The Company incurred $108,414 and $106,855 for general and administrative expenses for the quarter ended July 31, 1996 and 1995, respectively. The increase in general and administrative expenses was primarily attributed to increased insurance expenses associated with increased activities of its operations.

Interest income was $86,780 and $4,609 for the quarter ended July 31, 1996 and July 31, 1995, respectively. The increase reflects higher cash, cash equivalents, and short and long-term investments resulting from the Company's IPO.

Liquidity and Capital Resources

The Company's cash, cash equivalents, short and long-term investments were $6,517,539 and $6,528,321 at July 31, 1996 and April 30, 1996, respectively. The
Company incurred cash expenditures of $236,098 for operations for the quarter ended July 31, 1996.

In November 1995, the Company completed its initial public offering of 1,610,000 shares of Common Stock raising approximately $6,900,000 in net proceeds to the Company. Prior to the initial public offering, the Company financed its activities through a series of private placements of equity securities. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "MDWV".

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately three years from the date of the closing of the IPO. The Company has no significant capital expenditure commitments.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.


ITEM 2.  CHANGES IN SECURITIES
   Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.


ITEM 5.  OTHER INFORMATION
   Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                        27  Financial data schedule

         (B)      REPORTS ON FORM 8K:
                        No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1996

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    September 13, 1996              Medwave, Inc.


                                         By: /s/ G. Kent Archibald
                                           G. Kent Archibald
                                           President and Chief Executive Officer


                                           /s/ Mark T. Bakko
                                           Mark T. Bakko
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                   FORM 10-QSB

                                FOR QUARTER ENDED
                                  JULY 31, 1996




Exhibit No.     Description

27               Financial Data Schedule (filed in electronic format only)