Form 10QSB
period 1996-10-31
MEDWAVE INC
filed 1996-12-04
CIK 876043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended October 31, 1996

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



Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 30, 1996, the issuer had 4,810,533 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                  Medwave, Inc.

                                   Form 10-QSB

                                      INDEX

                                                                           Page


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - April 30, 1996 and October 31, 1996              2

          Statements of Operations - Three Months Ended October 31, 1995    3
            and 1996, Six Months Ended October 31, 1995 and 1996  and
            Period from June 27, 1984 (Inception) to October 31, 1996

          Statements of Cash Flows - Three Months Ended October 31, 1995    4
            and 1996, Six Months Ended October 31, 1995 and 1996 and
            Period from June 27, 1984 (Inception) to October 31, 1996


          Notes to Financial Statements                                     5


  Item 2. Management's Discussion and Analysis or Plan of Operation         6


PART II. OTHER INFORMATION

  Item 1 Legal Proceedings                                                  8
  Item 2 Changes in Securities                                              8
  Item 3 Defaults upon Senior Securities                                    8
  Item 4 Submission of Matters to a Vote of Security Holders                8
  Item 5 Other Information                                                  9
  Item 6 Exhibits and Reports on Form 8-K                                   9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                       April 30,                Ocotober 31,
                                                                                         1996                      1996
                                                                                      --------------------------------------
                                                                                                              (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                           $   769,121          $    173,517
      Short term investments                                                                4,234,080             3,942,949
      Accounts receivable                                                                       -----                 4,995
      Inventories                                                                               8,974               125,394
      Prepaid expenses                                                                        101,171               141,833
                                                                                      --------------------------------------
Total current assets                                                                        5,113,346             4,388,688

Property and equipment:
      Office equipment                                                                        114,088               120,113
      Research and development equipment                                                      261,076               215,727
      Sales and marketing                                                                       -----                15,075
      Manufacturing and engineering equipment                                                  46,312                63,925
      Leasehold improvements                                                                   31,613                31,613
                                                                                      --------------------------------------
                                                                                              453,089               446,453
      Less accumulated depreciation                                                           339,127               306,857
                                                                                      --------------------------------------
                                                                                              113,962               139,596

Patents, net                                                                                   78,776                91,878
Investments                                                                                 1,525,120             1,830,690
                                                                                      --------------------------------------
Total Assets                                                                               $6,831,204          $  6,450,852
                                                                                      ======================================

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable and accrued expenses                                               $    83,607         $      38,683
      Accrued payroll and related taxes                                                        28,697                40,997
                                                                                      --------------------------------------
Total current liabilities                                                                     112,304                79,680

Shareholders' equity (deficiency):
      Common Stock, no par value:
                 Authorized shares--50,000,000 at April 30, 1996 and
                 at October 31, 1996
                 Issued and outstanding shares--4,690,560 at April 30,
                   1996 and 4,808,533 at October 31, 1996                                  12,458,866            12,749,876
Unrealized loss on investments                                                                (33,245)               (6,989)
Deficit accumulated during the development stage                                           (5,706,721)           (6,371,715)
                                                                                      --------------------------------------
Total shareholders' equity                                                                  6,718,900             6,371,172
                                                                                      --------------------------------------
Total liabilities and shareholders' equity                                                 $6,831,204          $  6,450,852
                                                                                      ======================================


The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)



                                                                                                                    Period from
                                                                                                                    June 27, 1984
                                          Three months ended October 31       Six months ended October 31           (Inception)
                                          ------------------------------    ------------------------------               to
                                               1995             1996           1995                1996           October 31, 1996
                                          ------------------------------    ------------------------------   -----------------------

Revenue:
  Net sales                                      -       $      4,995            -            $      4,995           $        4,995

Operating expenses:
  Cost of sales, product  development,    $   21,862          247,792       $    61,774             423,812               4,195,444
     and research and development
  Sales and marketing                            938          126,159               938             199,559                 291,948
  General and administrative                  72,513          110,847           179,368             219,261               1,903,922
                                        -------------    -------------     -------------       -------------       -----------------
                                              95,313          484,798           242,080             842,632               6,391,314
                                        -------------    -------------     -------------       -------------       -----------------
Operating loss                               (95,313)        (479,803)         (242,080)           (837,637)             (6,386,319)

Other income:
  Interest income                              1,956           85,862             6,720             172,642                 641,362
                                        =============    =============     =============       =============       =================
Net loss                                  $  (93,357)    $   (393,941)      $  (235,360)          $(664,995)        $    (5,744,957)
                                        =============    =============     =============       =============       =================

Net loss per share                        $    (0.18)    $      (0.08)      $     (0.47)       $      (0.14)        $         (2.74)
                                        =============    =============     =============       =============       =================
Weighted average number of common and
  common equivalent shares outstanding       521,933        4,808,533           504,811           4,765,375               2,096,366
                                        =============    =============     =============       =============       =================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                   June 27, 1984
                                           Three months ended October 31       Six months ended October 31          (Inception)
                                          --------------------------------    ----------------------------              to
                                             1995                  1996           1995              1996           October 31, 1996
                                          --------------------------------    ----------------------------    ----------------------
Operating activities
Net loss                                  $  (93,357)         $   (393,941)    $(235,360)        $(664,995)      $    (5,744,957)
Adjustments to reconcile net loss to
  net cash used in operating activities:
      Depreciation                            10,261                 5,628        21,794            16,516               431,255
      Amortization                             3,638                 7,254         7,276            16,951                47,035
      Loss on sale of equipment                ---                  ---            ---               ---                   7,375
      Issuance of Common Stock
        for consulting services                ---                  ---            ---               ---                   3,413
      Changes in operating assets
         and liabilities:
         Accounts receivable                   ---                  (4,995)        ---              (4,995)               (4,995)
         Other receivable                    (36,135)               ---          (51,530)             ---                   ---
         Inventories                           7,659              (101,267)         (156)         (116,420)             (125,394)
         Prepaid expenses                    (10,218)              (91,706)       (1,573)          (40,662)             (141,833)
         Accounts payable and
           accrued expenses                   (3,615)              (20,294)       35,656           (44,924)               38,683
         Accrued payroll and
           related taxes                       ---                   9,190        (7,314)           12,300                40,997
                                         -------------       ---------------  -------------      -----------    ------------------
Net cash used in operating activities       (121,767)             (590,131)     (231,207)         (826,229)           (5,448,421)

Investing activities
Patent expenditures                           (4,475)               ---           (8,284)          (27,157)             (136,017)
Purchase of investments                        ---              (2,657,825)        ---          (5,216,054)          (25,168,819)
Sales and maturity of investments              ---               2,741,704         ---           5,241,477            19,401,796
Purchase of property and equipment             ---                 (19,186)        ---             (58,650)             (610,279)
Proceeds from sale of equipment                ---                  ---            ---               ---                  18,200
                                         -------------       ---------------  -------------    -------------    ------------------
Net cash provided by (used in)
   investing activities                       (4,475)               64,693        (8,284)          (60,384)           (6,495,119)

Financing activities
Proceeds from notes payable
  to shareholders                              ---                  ---            ---               ---                 324,998

Payments of notes payable
  to shareholders                              ---                  ---            ---               ---                (324,998)
Net proceeds from issuance
  of Common Stock                             92,276                ---           92,276           291,009            12,117,057
                                         -------------       ---------------  -------------     ------------    ------------------
Net cash provided by financing
  activities                                  92,276                ---           92,276           291,009            12,117,057
                                         -------------       ---------------  -------------     ------------    ------------------

(Decrease) increase in cash and
   cash equivalents                          (33,966)             (525,438)     (147,215)         (595,604)              173,517
Cash and cash equivalents at
   beginning of period                       213,824               698,955       327,073           769,121                 ---
                                         -------------       ---------------  -------------     ------------    ------------------
Cash and cash equivalents at end
   of period                              $  179,858         $     173,517    $  179,858        $  173,517      $        173,517
                                         =============       ===============  =============     =============    ==================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                October 31, 1996


1.   Organization and Description of Business

     Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development of, and intends to market, manufacture and sell, a proprietary, non-invasive system that continually monitors arterial blood pressure of adults.


2.   Basis of Presentation

     The financial information presented as of October 31, 1996 has been prepared from the Company's books and records without audit. Financial information as of April 30, 1996 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996.

     The results of operations for the six months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.


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


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-QSB.

Plan of Operation

The Company, which was formed in 1984, is a development stage company that currently employs thirteen full-time employees and two part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, continual blood pressure measurement and monitoring system. The Company's initial concept for measuring blood pressure was based upon parameters obtained from a doppler signal. By 1991, it was evident that this approach would not yield the desired results, so those efforts were abandoned. However, the Company used information gained from these initial efforts to direct its technical efforts to different approaches, which eventually resulted in the approach the Company now uses in its Vasotrac(R) system. This innovative system, the Vasotrac(R) system, includes as one of its key components a unique pressure sensor that is placed on the wrist over a main artery. Utilizing the Company's proprietary technology, the Vasotrac(R) system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and non-invasive qualities of the Vasotrac(R) system make it a new approach to blood pressure monitoring.

The Company is not presently generating any significant revenue from operations and has incurred an accumulated deficit of $6,371,715 from its inception through October 31, 1996. Significant additional losses from, among other things, development, testing, regulatory compliance, and sales expenses are expected to be incurred by the Company at least until it emerges from the development stage.

Until November 1995, the Company financed its activities through a series of private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's initial public offering (IPO) in November, 1995.

The Company's success is dependent upon the successful development and marketing of the Vasotrac(R) system. However, there can be no assurance that the Vasotrac(R) system can ever by successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. The Company is currently marketing the Vasotrac(R) with a controlled rollout. As part of the controlled market rollout, the Company is now focusing on hospitals in the Midwest. The Company received its first order in August 1996, and the Company shipped the first Vasotrac(R) to a customer in September 1996. The Company has received additional purchase orders which will be delivered in December 1996. Consistent with the controlled market rollout, the Company has been conducting a hospital-wide clinical study. The response to the study has allowed the Company to refine its marketing plan to include emergency and trauma centers as well as the operating/surgery rooms that the Company has been targeting. The Vasotrac(R) continues to receive positive interest from the medical community. The sale of the Vasotrac(R) to a hospital must coincide with the hospital's budget cycle. Therefore, the Company has found that even though the hospital's medical staff is interested in the Vasotrac(R), the actual purchase of the Vasotrac(R) is delayed until the hospital's capital equipment budget allows for the purchase of the system.

If the Company emerges from the development stage, its success will also depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company estimates that within the next twelve months, it may require approximately 11 additional persons, including one in the area of general and administrative, five in sales and marketing, two in research and development, and three in manufacturing. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $780,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Proceeds from the IPO are being used primarily to continue clinical testing of the Vasotrac(R) system, to begin manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $960,000 for research and development, including amounts expected to be spent on clinical trials. The funds are expected to be used to develop sensors and holders, to repackage the monitor for cost reduction, and to sustain engineering support for manufacturing. No significant amount of equipment is expected to be required. Even assuming no sales by the Company, the Company believes that the net proceeds of the IPO offering will allow the Company to meet its cash requirements for approximately two years from the end of the second quarter. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, additional equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and six months ended October 31, 1996 and 1995, respectively. The analysis of liquidity and capital resources compares October 31, 1996 to April 30, 1996.

The Company incurred $247,792 and $21,862 for cost of sales, product development, and research and development expenses for the quarter ended October 31, 1996 and 1995, respectively. Cost of sales, product development and research and development costs for the six months ended October 31, 1996 and 1995 were $423,812 and $61,774, respectively. The cost of sales, product development and research and development expense increase was primarily attributed to the hiring of additional employees as the Company prepares for production of the Vasotrac(R) system. Also, in August through October 1995, the Company had consulting revenues of $111,000 from an unrelated outside project relating to services performed on a single doppler flowmeter project. This consulting revenue was netted against cost of sales, product development, and research and development costs. The consulting project was performed pursuant to a single purchase order and was substantially completed by December 1995.

The Company incurred $126,159 and $938 for sales and marketing expenses for the quarter ended October 31, 1996 and 1995, respectively. Sales and marketing expenses for the six months ended October 31, 1996 and 1995 were $199,559 and $938, respectively. The sales and marketing expenses increase was attributable to the hiring of a Vice President of Sales and additional Sales Associates along with the development of sales material.

The Company incurred $110,847 and $72,513 for general and administrative expenses for the quarter ended October 31, 1996 and 1995, respectively. General and administrative expenses for the six-month period ended October 31, 1996 and 1995 were $219,261 and $179,368, respectively. The increase in general and administrative expenses was primarily attributed to increased insurance expenses associated with increased activities of its operations and the hiring of a Chief Financial Officer.

Interest income was $85,862 and $1,956 for the quarter ended October 31, 1996 and October 31, 1995, respectively. Interest income for the six months ended October 31, 1996 and 1995 was $172,642 and $6,720, respectively. The interest income increase reflects higher cash, cash equivalents, and short and long-term investments resulting from the Company's IPO.

Liquidity and Capital Resources

The Company's cash, cash equivalents, short and long-term investments were $5,947,156 and $6,528,321 at October 31, 1996 and April 30, 1996, respectively.
The Company incurred cash expenditures of $590,131 for operations for the quarter ended October 31, 1996.

In November 1995, the Company completed its initial public offering of 1,610,000 shares of Common Stock raising approximately $6,900,000 in net proceeds to the Company. Prior to the initial public offering, the Company financed its activities through a series of private placements of equity securities. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "MDWV".

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately two years from October 31, 1996. The Company has no significant capital expenditure commitments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
   Not applicable.


ITEM 2.  CHANGES IN SECURITIES.
   Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
   Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         a) On October 7, 1996 the Company held its annual meeting of shareholders. The Company's shareholders elected the following three persons as directors, each to serve until the next annual meeting of shareholders or until their successor is elected and qualified:

                                    Votes         Votes
    Election of Directors            For         Withheld
------------------------------- -------------- -------------
G. Kent Archibald                 3,821,193       16,130
Norman Dann                       3,819,193       18,130
Jerry E. Robertson                3,819,193       18,130

          b) A proposal to set the number of directors at three was adopted by a vote of 3,827,266 shares in favor, with 2,323 shares against, 7,734 shares abstaining and no broker non-votes.

          c) The shareholders approved the Company's Amended and Restated Stock Option Plan by a vote of 2,687,097 shares in favor, with 356,860 shares against, 29,650 shares abstaining, and 764,316 shares represented by broker non-votes.



ITEM 5.  OTHER INFORMATION.
   Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS
                  11.  Statement re: computation of per share earnings
                  27.  Financial data schedule (filed in electronic format only)

         (B)      REPORTS ON FORM 8K
                   No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    December 4, 1996             Medwave, Inc.


                                      By: /s/ G. Kent Archibald
                                          G. Kent Archibald
                                          President and Chief Executive Officer


                                          /s/ Mark T. Bakko
                                          Mark T. Bakko
                                          Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                   FORM 10-QSB

                                FOR QUARTER ENDED
                                OCTOBER 31, 1996




Exhibit No.            Description

11                     Statement re: computation of per share earnings
27                     Financial Data Schedule (filed in electronic format only)