Form 10QSB
period 1997-01-31
MEDWAVE INC
filed 1997-03-13
CIK 876043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 1997

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 28, 1997, the issuer had 4,812,333 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                  Medwave, Inc.

                                   Form 10-QSB

                                      INDEX

                                                                           Page


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - April 30, 1996 and January 31, 1997                2

         Statements of Operations - Three Months Ended January 31, 1996      3
           and 1997, Nine Months Ended January  31, 1996 and 1997 and
           Period from June 27, 1984 (Inception) to January 31, 1997

         Statements of Cash Flows - Three Months Ended January 31, 1996      4
           and 1997, Nine Months Ended January 31, 1996 and 1997 and
           Period from June 27, 1984 (Inception) to January 31, 1997

         Notes to Financial Statements                                       5


Item 2.  Management's Discussion and Analysis or Plan of Operation           6


PART II. OTHER INFORMATION

Item 1 Legal Proceedings                                                     8
Item 2 Changes in Securities                                                 8
Item 3 Defaults upon Senior Securities                                       8
Item 4 Submission of Matters to a Vote of Security Holders                   9
Item 5 Other Information                                                     9
Item 6 Exhibits and Reports on Form 8-K                                      9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                         April 30,           January 31,
                                                                                           1996                  1997
                                                                                      --------------------------------------
                                                                                                              (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                           $   769,121          $    175,376
      Short term investments                                                                4,234,080             4,122,026
      Accounts receivable                                                                       -----                 5,323
      Inventories                                                                               8,974               107,116
      Prepaid expenses                                                                        101,171               109,677
                                                                                      --------------------------------------
Total current assets                                                                        5,113,346             4,519,518

Property and equipment:
      Office equipment                                                                        114,088               119,808
      Research and development equipment                                                      261,076               231,412
      Sales and marketing                                                                       -----                27,356
      Manufacturing and engineering equipment                                                  46,312                63,924
      Leasehold improvements                                                                   31,613                31,613
                                                                                      --------------------------------------
                                                                                              453,089               474,113
      Less accumulated depreciation                                                           339,127               319,568
                                                                                      --------------------------------------
                                                                                              113,962               154,545

Patents, net                                                                                   78,776                85,348
Investments                                                                                 1,525,120             1,279,630
                                                                                      ======================================
Total Assets                                                                               $6,831,204          $  6,039,041
                                                                                      ======================================

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable and accrued expenses                                               $    83,607         $      43,756
      Accrued payroll and related taxes                                                        28,697                42,064
                                                                                      --------------------------------------
Total current liabilities                                                                     112,304                85,820

Shareholders' equity:
      Common Stock, no par value:
         Authorized  shares--50,000,000 at April 30, 1996 and at January
         31, 1997
         Issued and outstanding shares--4,690,560 at April 30,
         1996 and 4,812,333 at January 31, 1997                                            12,458,866            12,752,726
Unrealized loss on investments                                                                (33,245)               (6,390)
Deficit accumulated during the development stage                                           (5,706,721)           (6,793,115)
                                                                                      --------------------------------------
Total shareholders' equity                                                                  6,718,900             5,953,221
                                                                                      --------------------------------------
Total liabilities and shareholders' equity                                                 $6,831,204          $  6,039,041
                                                                                      ======================================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                  June 27, 1984
                                                                                                                  (Inception)
                                            Three months ended January 31         Nine months ended January 31         to
                                            -----------------------------         ----------------------------
                                                  1996            1997            1996                   1997     January 31, 1997
                                            -----------------------------         ----------------------------    ----------------

Revenue:
  Net sales                                             -     $   20,481                 -         $     25,476    $   25,476

Operating expenses:
  Cost of sales, product  development, and     $  136,502         242,902       $  198,276              666,714     4,438,346
      research and development
  Sales and marketing                              24,990         136,669           25,928              336,228       428,617
  General and administrative                       99,060         139,129          278,468              358,390     2,043,051
                                               ----------     -----------    -------------         ------------     ---------
                                                  260,552         518,700          502,672            1,361,332     6,910,014
                                               ----------     -----------    -------------         ------------     ---------
Operating loss                                   (260,552)       (498,219)        (502,672)          (1,335,856)   (6,884,538)

Other income:
  Interest income                                  67,254          76,818           73,974              249,460       718,180
                                               ==========     ===========    =============         ============     =========
Net loss                                       $ (193,298)      $(421,401)       $(428,698)         $(1,086,396)  $(6,166,358)
                                               ==========     ===========    =============         ============     =========

Net loss per share                             $    (0.05)      $   (0.09)    $      (0.25)         $     (0.23)  $     (2.87)
                                               ===========    ===========    =============          ===========    ==========
Weighted average number of common and
  common equivalent shares outstanding          4,242,166       4,811,034        1,741,798            4,780,629     2,150,338
                                               ==========     ===========    =============          ===========     =========


The accompanying notes are an integral part of these financial statements.

                                 Medwave, Inc.
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                                      Period from
                                                                                                                     June 27, 1984
                                                                                                                       (Inception)
                                                       Three months ended January 31   Nine months ended January 31         to
                                                       -----------------------------   ----------------------------
                                                              1996           1997             1996          1997    January 31, 1997
                                                       -----------------------------   ---------------------------- ----------------

Operating activities
Net loss                                                  $  (193,298)    $   (421,401)  $  (428,660)  $(1,086,396)  $ (6,166,358)
Adjustments to reconcile net loss to net cash used
in operating activities:
      Depreciation                                             12,921           12,713        34,715        29,229        446,864
      Amortization                                              3,638            6,530        10,914        23,481         50,669
      Loss on sale of equipment                                   ---              ---           ---           ---          7,375
      Issuance of Common Stock for consulting services            ---              ---           ---           ---          3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                      ---             (328)          ---        (5,323)        (5,323)
         Other receivable                                         ---              ---       (51,530)          ---            ---
         Inventories                                             (458)          18,278          (614)      (98,142)      (107,116)
         Prepaid expenses                                     (97,521)          32,156       (99,094)       (8,506)      (109,677)
         Accounts payable and accrued expenses                (44,729)           5,074        (9,073)      (39,850)        43,757
         Accrued payroll and related taxes                        ---            1,067        (7,314)       13,367         42,064
                                                         -------------  --------------- ------------- ------------- --------------
Net cash used in operating activities                        (319,447)        (345,911)     (550,656)   (1,172,140)    (5,794,332)

Investing activities
Patent expenditures                                            (8,782)             ---       (17,066)      (27,157)      (136,017)
Purchase of investments                                       (18,736)      (6,046,921)      (18,736)  (11,262,975)   (31,215,740)
Sales and maturity of investments                                 ---        6,419,501           ---    11,660,978     25,821,297
Purchase of property and equipment                                ---          (27,660)          ---       (86,310)      (637,939)
Proceeds from sale of equipment                                   ---              ---           ---           ---         18,200
                                                         -------------  --------------- ------------- ------------- --------------
Net cash provided by (used in) investing activities           (27,518)         344,920       (35,802)      284,536     (6,150,199)

Financing activities
Proceeds from notes payable to shareholders                       ---              ---           ---           ---        324,998
Payments of notes payable to shareholders                         ---              ---           ---           ---       (324,998)
Net proceeds from issuance of Common Stock                  6,927,379            2,850     7,019,655       293,859     12,119,907
                                                         -------------  --------------- ------------- ------------- --------------
Net cash provided by financing activities                   6,927,379            2,850     7,019,655       293,859     12,119,907
                                                         -------------  --------------- ------------- ------------- --------------

(Decrease) increase in cash and cash equivalents            6,580,414            1,859     6,433,197      (593,745)       175,376
Cash and cash equivalents at beginning of period              179,858          173,517       327,073       769,121            ---
                                                         =============  =============== ============= ============= ==============
Cash and cash equivalents at end of period                $ 6,760,272    $     175,376   $ 6,760,270   $   175,376   $     175,376
                                                         =============  =============== ============= ============= ==============


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                January 31, 1997


1.   Organization and Description of Business

     Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development of, and intends to market, manufacture and sell, a proprietary, non-invasive system that continually monitors arterial blood pressure of adults.


2.   Basis of Presentation

     The financial information presented as of January 31, 1997 has been prepared from the Company's books and records without audit. Financial information as of April 30, 1996 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996.

     The results of operations for the nine months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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

Plan of Operation

The Company, which was formed in 1984, is a development stage company that currently employs sixteen full-time employees and one part-time employee. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, continual blood pressure measurement and monitoring system. The Company's initial concept for measuring blood pressure was based upon parameters obtained from a doppler signal. By 1991, it was evident that this approach would not yield the desired results, so those efforts were abandoned. However, the Company used information gained from these initial efforts to direct its technical efforts to different approaches, which eventually resulted in the approach the Company now uses in its Vasotrac(R) system. This innovative system, the Vasotrac(R) system, includes as one of its key components a unique pressure sensor that is placed on the wrist over a main artery. Utilizing the Company's proprietary technology, the Vasotrac(R) system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and non-invasive qualities of the Vasotrac(R) system make it a new approach to blood pressure monitoring.

The Company is not presently generating any significant revenue from operations and has incurred an accumulated deficit of $6,793,115 from its inception through January 31, 1997. Significant additional losses from, among other things, development, testing, regulatory compliance, and sales expenses are expected to be incurred by the Company at least until it emerges from the development stage.

Until November 1995, the Company financed its activities through a series of private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's initial public offering (IPO) in November, 1995.

The Company's success is dependent upon the successful development and marketing of the Vasotrac(R) system. However, there can be no assurance that the Vasotrac(R) system can ever by successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. The Company is currently marketing the Vasotrac(R) with a controlled rollout. As part of the controlled market rollout, the Company is now focusing on hospitals in the Midwest. The Company is currently focusing its sales efforts on the operating/surgery room. In addition, the Company is focusing on the Emergency and Trauma Centers because of the need for these centers to be able to record low blood pressure. The Vasotrac(R) continues to receive positive interest from the medical community. The sale of the Vasotrac(R) to a hospital must coincide with the hospital's budget cycle. Therefore, the Company has found that even though the hospital's medical staff is interested in the Vasotrac(R), the actual purchase of the Vasotrac(R) is delayed until the hospital's capital equipment budget allows for the purchase of the system.

The Company hired two additional sales representatives at the end of January 1997 to bring the sales force up to four individuals. In addition, the Company hired a Clinical Coordinator in January to help coordinate the clinical testing.

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

The Company estimates that within the next twelve months, it may require approximately 12 additional persons, including one in the area of general and administrative, seven in sales and marketing, one in research and development, and three in manufacturing. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $860,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Proceeds from the IPO are being used primarily to continue clinical testing of the Vasotrac(R) system, to begin manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $960,000 for research and development, including amounts expected to be spent on clinical trials. The funds are expected to be used to develop sensors and holders, to repackage the monitor for cost reduction, and to sustain engineering support for manufacturing. No significant amount of equipment is expected to be required. Even assuming no sales by the Company, the Company believes that the net proceeds of the IPO offering will allow the Company to meet its cash requirements for approximately 1-1/2 - 2 years from the end of the third quarter (January 31, 1997). If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, additional equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and nine months ended January 31, 1997 and 1996, respectively. The analysis of liquidity and capital resources compares January 31, 1997 to April 30, 1996.

The Company had sales of $20,481 and $0 for the quarter ended January 31, 1997 and 1996, respectively. Sales for the nine months ended January 31, 1997 and 1996 were $25,476 and $0, respectively. The Company delivered its first unit in September and did not ship additional units until December because the Company re-designed the software to make the user interface more intuitive.

The Company incurred $242,902 and $136,502 for cost of sales, product development, and research and development expenses for the quarter ended January 31, 1997 and 1996, respectively. Cost of sales, product development and research and development costs for the nine months ended January 31, 1997 and 1996 were $666,714 and $198,276, respectively. The cost of sales, product development and research and development expense increase was primarily attributed to the hiring of additional employees as the Company produces the Vasotrac(R) system. Also, in August through October 1995, the Company had consulting revenues of $111,000 from an unrelated outside project relating to services performed on a single doppler flowmeter project. This consulting revenue was netted against cost of sales, product development, and research and development costs.
The consulting project was performed pursuant to a single purchase order and was substantially completed by December 1995.

The Company incurred $136,669 and $24,990 for sales and marketing expenses for the quarter ended January 31, 1997 and 1996, respectively. Sales and marketing expenses for the nine months ended January 31, 1997 and 1996 were $336,228 and $25,928, respectively. The sales and marketing expenses increase was attributable to the hiring of a Vice President of Sales and additional sales representatives.

The Company incurred $139,129 and 99,060 for general and administrative expenses for the quarter ended January 31, 1997 and 1996, respectively. General and administrative expenses for the nine month period ended January 31, 1997 and 1996 were $358,390 and $278,468, respectively. The increase in general and administrative expenses was primarily attributed to increased insurance expenses associated with increased activities of its operations and the hiring of a Chief Financial Officer.

Interest income was $76,818 and $67,254 for the quarter ended January 31, 1997 and January 31, 1996, respectively. Interest income for the nine months ended January 31, 1997 and 1996 was $249,458 and $73,974, respectively. The interest income increase reflects higher cash, cash equivalents, and short and long-term investments resulting from the Company's IPO.

Liquidity and Capital Resources

The Company's cash, cash equivalents, short and long-term investments were $5,577,032 and $6,528,321 at January 31, 1997 and April 30, 1996, respectively.
The Company incurred cash expenditures of $345,911 for operations for the quarter ended January 31, 1997 and $1,172,140 for the nine months ended January 31, 1997.

In November 1995, the Company completed its initial public offering of 1,610,000 shares of Common Stock raising approximately $6,900,000 in net proceeds to the Company. Prior to the initial public offering, the Company financed its activities through a series of private placements of equity securities. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "MDWV".

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately 1-1/2 - 2 years from the end of the third quarter (January 31, 1997). The Company has no significant capital expenditure commitments.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
   Not applicable.


ITEM 2.  CHANGES IN SECURITIES.
   On November 7, 1996, the Registrant sold 2,000 shares of Common Stock for cash consideration of $1,500 and on December 30, 1996, the Registrant sold 1,800 shares of Common Stock for cash consideration of $1,350. Such shares were sold to two employees of the Registrant upon exercise of option granted under the Registrant's Stock Option Plan. No commissions were paid in connection with such sales. In such transactions, the Registrant relied upon Rule 701 under the Securities Act of 1933 (the "Act") for an exemption from registration under the Act. Such options were granted pursuant to a written plan, prior to the date on which the Registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, a copy of the plan was provided to each purchaser and the amount of securities offered and sold in reliance upon Rule 701 did not exceed the amounts permitted by such Rule.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   Not applicable.

ITEM 5.  OTHER INFORMATION.
   Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS
           11.  Statement re: computation of per share earnings
           27.  Financial data schedule (filed in electronic format only)

     (B) REPORTS ON FORM 8K
           No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1997

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    March 12, 1997             Medwave, Inc.


                                    By: /s/ G. Kent Archibald
                                        G. Kent Archibald
                                        President and Chief Executive Officer


                                        /s/ Mark T.Bakko
                                        Mark T. Bakko
                                        Chief Financial Officer

                                  EXHIBIT INDEX

                                  MEDWAVE, INC.

                                   FORM 10-QSB

                                FOR QUARTER ENDED
                                JANUARY 31, 1997



Exhibit No.          Description

11                   Statement re: computation of per share earnings
27                   Financial Data Schedule (filed in electronic format only)