Form 10KSB
period 1997-04-30
MEDWAVE INC
filed 1997-07-25
CIK 876043

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING APRIL 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

              ________________________  TO  ________________________

                        COMMISSION FILE NUMBER: 0-28010

                            ------------------------

                                 MEDWAVE, INC.

             (Exact name of Registrant as specified in its charter)

         MINNESOTA                41-1493458
      (State or other            (IRS Employer
      jurisdiction of
     incorporation or         Identification No.)
       organization)

             4382 ROUND LAKE ROAD WEST, ARDEN HILLS MINNESOTA 55112
               (Address or principal executive offices, zip code)

                            ------------------------

       Registrant's telephone number, including area code: (612) 639-1227

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the ACT: COMMON STOCK, NO PAR
                                     VALUE

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The Registrant's operating revenues for its most recent fiscal year were:
$72,942

    The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the closing bid price of the Registrant's Common Stock in the over-the-counter market as reported by the Nasdaq Stock Market, Inc. on July 17, 1997, was approximately $59,702,524. Stocks held by officers, directors, and persons who own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

    As of July 17, 1997, 4,818,738 shares of Common Stock, no par value, were outstanding.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES __ NO _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
  Item 1   Description of Business......................................................          3
  Item 2   Description of Properties....................................................         14
  Item 3   Legal Proceedings............................................................         14
  Item 4   Submission of Matters to a Vote of Security Holders..........................         14

PART II
  Item 5   Market for Common Equity and Related Stockholders Matters....................         15
  Item 6   Management's Discussion and Analysis or Plan of Operation....................         15
  Item 7   Financial Statements.........................................................         17
  Item 8   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................         32

PART III
  Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance With
             Section 16(a)of the Exchange Act...........................................         32
  Item 10  Executive Compensation.......................................................         34
  Item 11  Security Ownership of Certain Beneficial Owners and Management...............         35
  Item 12  Certain Relationships and Related Transactions...............................         36

PART IV
  Item 13  Exhibits and Reports on Form 8-K.............................................         36

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                COMPANY PROFILE

    The Company was organized under Minnesota Law in 1984. The Company is engaged exclusively in the development, manufacture, and sale of a non-invasive, continual blood pressure measurement and monitoring system.

    The Company's principal offices are located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112 and its telephone number is 612/639-1227.

    The Company has an April 30 fiscal year.

                                    BUSINESS

GENERAL

    The Company is a development stage company that currently employs sixteen
(16) full-time employees and one part-time employee. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, continual blood pressure measurement and monitoring system. Utilizing the Company's proprietary technology, the Vasotrac-Registered Trademark- system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and non-invasive qualities of the Vasotrac-Registered Trademark- system make it a new approach to blood pressure monitoring.

    During the year, the Company started selling product, however, the revenue from operations is not yet significant and the Company has incurred an accumulated deficit of $7,317,188 from its inception through April 30, 1997. Significant additional losses resulting from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

    Until November 1995, the Company financed its activities through a series of private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's initial public offering (IPO) in November, 1995.

    The proceeds from the IPO have been invested primarily in short-term investments such as government securities, commercial paper, and similar investments. The average maturity of the investments is under one year. The investments are invested in securities with a minimum investment grade of A-1 for short-term investments and A for long-term investments.

    The Company's success is dependent upon the successful development and marketing of the Vasotrac-Registered Trademark- system. However, there can be no assurance that the Vasotrac-Registered Trademark- system will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. The Company is currently in the controlled market rollout of the Vasotrac-Registered Trademark-. This controlled market rollout is designed to provide the Company with user feedback on the Vasotrac-Registered Trademark-. The Company is using the feedback to make minor product enhancements and hopes to be ready for nationwide sales by April, 1998. This is highly dependent on the development process for the system, the scale up process, market acceptance, and distribution methods that become available to the Company. This strategy also pursues limited unit sales to larger healthcare organizations for review and trial before any significant unit orders are considered by the customer.

    Proceeds from the IPO are being used primarily to continue clinical testing of the Vasotrac-Registered Trademark- system, to continue manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $900,000 for research and development, including amounts expected to be spent on clinical trials. Specifically, the funds are expected to be used to develop improved sensors and wrist holders and to sustain engineering support for manufacturing start-up. No significant amount of equipment is expected to be required. The Company spent $816,099 and $379,320 on research and development expenses net of $9,700 and $154,000 of research and development consulting revenues for fiscal years ending 1997 and 1996 respectively. The consulting revenues were from an unrelated company for an unrelated project which was substantially completed by December 31, 1995. Even assuming no sales by the Company, the Company believes that the net proceeds of the IPO offering will allow the Company to meet its cash requirements for approximately two years from April 30, 1997. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and/or other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

    BLOOD PRESSURE MEASUREMENT. Blood pressure or, more precisely, arterial pressure, is the pressure that the blood exerts against the interior of the arterial walls. The level of the pressure depends upon the strength of the heart's contraction, the volume of blood in the circulatory system, the elasticity of the arteries, and the degree of capillary constriction impeding circulation. During the heart's relaxation phase, the diastole, blood pressure falls and rises when the heart muscle contracts. Clinically, blood pressure is commonly reported as three different values. Systolic and diastolic pressures are the maximum and minimum pressures during a single cardiac cycle, respectively. Mean pressure is the average pressure during the cardiac cycle.

    Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body's cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operation rooms, surgical recovery room, intensive care units, and other critical care sites because of the acuteness of these patients' conditions and rapidity with which their conditions can deteriorate. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases.

    CURRENT TECHNOLOGY. Currently, both invasive and non-invasive techniques are used to measure blood pressure. Invasive techniques employ the surgical placement of a catheter directly into an artery, an A-line. The fluid-filled catheter is connected to a pressure transducer and assorted tubing to produce beat-by-beat continual, as well as generally accurate, blood pressure measurements. In addition, the catheter may be used to extract blood samples from which a number of diagnostic test results, such as blood gas information, may be obtained. Because the Company's non-invasive
Vasotrac-Registered Trademark- system does not allow for the extraction of blood samples, invasive techniques offer a competitive advantage in this area. The surgical insertion of the catheter takes about fifteen to twenty minutes, assuming no complications. While such insertions frequently are performed without incident, serious complications may include thrombosis (blood clot), air emboli (air bubble), and infection. Measurement errors may occur due to air bubbles, catheter clotting or movement, or changes in elevation between the pressure transducer and the level of the heart. Immediately following catheter withdrawal, firm pressure must be applied over the arterial site for an extended period of time to avoid serious blood loss. Primarily because of its invasive nature, the A-line is generally used by clinicians in critical cases and for only relatively short time periods.

    As a general matter, the Company believes that non-invasive rather than invasive treatments and methods are preferred by clinicians for numerous medical conditions and processes, including the measurement and monitoring of blood pressure. Non-invasive techniques significantly reduce patient risk and increase patient comfort. In addition, the time and expense required to set-up, maintain, and remove non-invasive equipment generally is substantially less than with invasive systems. The Company believes that, in some cases, patients in critical care sites could benefit from continual blood pressure monitoring after the point at which clinicians may now cease obtaining such readings due to concerns associated with prolonged or indefinite uses of invasive techniques.

    Most non-invasive blood pressure measurement techniques utilize a manually operated occlusive cuff around the upper arm. A relatively simple blood pressure instrument, called sphygmomanometer, contains a cuff connected to an air pump and pressure gauge. The cuff is inflated to a pressure above that of systolic pressure and then deflated at a typical rate of two to four millimeters of mercury per heartbeat. During inflation and deflation, the clinician must listen to the pulse in the brachial artery. Upon hearing and properly interpreting the appropriate sounds, the clinician records the pressures shown on the gauge. The cuff pressure occurring simultaneously with certain observed events within the circulatory or cuff systems are taken as the systolic and diastolic pressures.

    An automated system that performs these functions is commonly used in critical care and operating room settings. The automated non-invasive blood pressure monitoring market is currently dominated by the Dinamap-TM- product, marketed by Critikon, Inc., a Johnson & Johnson company. The Dinamap-TM-provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap-TM- product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer from frequent cuff inflations. In addition, with cuff-based systems, arm circulation is occluded during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines, and arm bruising and sleep interruption may occur.

    In contrast, to the sphygmomanometer and other cuff-based systems, the Company's Vasotrac-Registered Trademark- system requires no inflatable cuff but instead contains a unique pressure sensor that is placed on the wrist. The Company believes that the Vasotrac-Registered Trademark- system has a number of advantages over cuff-based systems, primarily continual monitoring of blood pressure through measurements taken approximately every fifteen heartbeats.

    Cuff-based systems may offer some advantages over the Company's Vasotrac-Registered Trademark- system. Given differences in individual bone construction, body weight, and physical condition, the system may not provide accurate readings or be usable on all patients. Contraindications for the Vasotrac-Registered Trademark- system include patients on cardiopulmonary bypass, patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible which may occur with severe arterial restrictions, and pediatric use. To date, the Company has not detected any significant patient complications that are caused by the system. However, as with any relatively new medical device, complications may become manifest as the device is used on a greater number of patients with different characteristics and under various conditions. Finally, the Company must overcome the resistance of the medical community to the introduction of new techniques or technology. The Company believes that this resistance may be exacerbated due to the lack of market acceptance of previous, unsuccessful efforts of other companies to introduce accurate, continuous, non-invasive blood pressure monitors.

    For those critically ill patients who require continual blood pressure monitoring, invasive methods are currently the clinician's technology of choice. Given the attractiveness of non-invasive monitoring, however, several companies have introduced or are introducing products for non-invasive continual monitoring of arterial pressure based upon several technologies. These technologies include pulse-wave velocity, partially inflated finger cuffs, partially inflated arm cuffs, tonometry, and other technologies now being developed. The Company believes that none has gained wide acceptance within the clinical community for continually monitoring arterial pressure. This belief is based on previous, unsuccessful efforts of other companies to introduce accurate, continuous, and non-invasive blood pressure monitors, the absence of such products at major medical and other product shows, the lack of published advertisements, papers or studies about such products in respected scientific, medical and other journals, and anecdotal discussions with physicians and other medical personnel by the Company's management.

PRODUCT DESCRIPTION

    The continual, efficacious and non-invasive qualities of the Company's Vasotrac-Registered Trademark- system make it a new approach to adult blood pressure monitoring. The system is designed to assist clinicians in the therapeutic management of their patients by providing frequently updated blood pressure readings in an easily obtained and comfortable manner. This microprocessor-controlled system consists of (i) a liquid crystal display, three high intensity LED displays, a Central Processing Unit and a key pad housed in an aluminum case, (ii) a patient cable assembly consisting of a motor, hydraulic system, wrist holder and pressure sensor, and (iii) a hospital grade power cord.

    The Vasotrac-Registered Trademark- system monitors blood pressure using as a key component a pressure sensor placed on the wrist over the radial artery, a main artery in the arm. The pressure sensor in the Vasotrac-Registered Trademark- system will be a replaceable component. Although the Company is evaluating the system to determine its life cycle, it has not yet determined how often the sensor or other components should be replaced or serviced. Over eighty of the Company's Vasotrac-Registered Trademark- system monitors have been used for clinical studies and laboratory experiments, by the sales representatives, and by customers. The monitor has no moving parts and is composed of standard, off-the-shelf components. Although these monitors have been subject to electrical testing of various duration, no end-of-life failures have been determined. The sensor and motor assembly are the only moving parts of the Vasotrac-Registered Trademark- system and, as such, they are receiving the most attention from the Company for life testing. The Company has configured testing equipment for use in conjunction with the Vasotrac-Registered Trademark-system to exercise these components continuously in an unattended mode. Testing and evaluation of these components are still in process.

    The Vasotrac-Registered Trademark- system utilizes proprietary technology of the Company, which uses a miniature hydraulic system to apply varied pressure to the artery as the pressure waveforms are measured by the sensor. Then, the Company's proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, and mean readings of blood pressure about every fifteen heartbeats. The Vasotrac-Registered Trademark- system displays systolic, diastolic, and mean blood pressure in millimeters of mercury (mmHg) as well as heart rate in beats per minute.

    The Vasotrac-Registered Trademark- system is designed to be used by trained medical personnel on adults in hospitals and other critical care sites where continual blood pressure monitoring is desirable. Patient pressures can be monitored audibly and visually by entering limits into the Vasotrac-Registered Trademark- system alarm menu. Those values above or below the limits will be automatically brought to the attention of the clinician through audible and visual alarms. Given differences in individual bone construction, body weight, and physical condition, the system may not be usable on all patients. However, with proper placement, the system has been usable on all patients participating in the Company's clinical studies conducted to date and the Company believes that the system will continue to be usable on virtually all adults. Care must be taken to properly place the sensor, as clinical studies have demonstrated that improper placement may lead to erroneous blood pressure readings. Although there are contraindications for the system, the Company believes that, as a general matter, virtually no medical device is universally applicable for all patients at all times. Furthermore, the Company does not believe that market acceptance of the system is likely to be jeopardized by lack of universal applicability of the system for the adult population, although there can be no assurance in this regard.

CLINICAL STUDIES

    The Company has conducted clinical studies for three purposes: (i) to aid the product development process, (ii) to obtain data for submission to the FDA, and (iii) to help the Company prepare marketing and sales information to promote greater awareness of the Vasotrac-Registered Trademark- system. Two standards of comparison have been used, the automated cuff and the arterial line (A-line). The automated cuff clinicals did not allow synchronization of measurements between the cuff and the Company's system because of the different number of heartbeats required to produce readings for each method. Further, the cuff does not meet the accuracy objectives that the Company has set for the Vasotrac-Registered Trademark- system. For these reasons, the cuff proved to be of limited utility in the Company's studies. However, these studies were useful in the initial development process for the Vasotrac-Registered Trademark-system.

    In contrast to automated cuffs, A-lines are believed to provide more accurate blood pressure measurements. Further, the A-line studies allow for data synchronization. By inserting an arterial catheter in the radial artery on one wrist and by placing the Vasotrac-Registered Trademark- system sensor on the radial artery of the other wrist, data was simultaneously recorded on a beat-by-beat basis. The Company's clinical studies were conducted at teaching hospitals under institutional review board controls and protocols. Hospitals performing investigational studies of medical devices or drugs are required by the FDA to have an "institutional review board" that supervises such studies. Generally, such a board represents the hospital and includes physicians that can make appropriate judgments regarding the safety of the study. The board periodically reviews protocols for medical devices and maintains meeting minutes, which are subject to audit by the FDA.

    The Company's clinical studies were performed on approximately 30 consenting adults, some of whom were healthy and some of whom were undergoing surgery. Results from a series of these studies comparing the Vasotrac-Registered Trademark- system's readings with the a-line readings were used in the Company's 510(k) submission to the FDA. Subsequent to the 510(k) submission, the Company has conducted clinical trials on approximately 110 additional individuals. During the Company's clinical trials conducted to date, the variance between synchronized Vasotrac-Registered Trademark- system readings obtained from one arm of the patient and the comparative A-line readings obtained from the other arm was calculated by computing the standard deviation of error from more than 13,000 paired readings from the patients. Based on these measurements, which excludes a certain number of paired readings because the Company believes that these readings have been effected by artifact, patient level differences, arm-to-arm differences, or experimental error, the magnitude of this variance is calculated as a standard deviation of approximately 7, 5, and 7 mmHg for systolic, mean and diastolic blood pressure measurements, respectively. These values compare favorably with those found in previous generations of non-invasive blood pressure measurement devices, such as the Dinamap-TM- cuff-based system with which the Company claimed "substantial equivalence" in its 510(k) submission to the FDA. In addition, these values are below the 8 mmHg limit of clinical acceptability proposed by the Association for the Advancement of Medical Information ("AAMI") as the national standard for electronic or automated sphygmomanometers.

    AAMI is a non-profit professional association comprised mainly of physicians and clinicians, medical institutions, medical device manufacturers and governmental employees and agencies, although participation by federal agency representatives in the development of AAMI standards does not constitute endorsement by the federal government or any of its agencies. The AAMI electronic or automated sphygmomanometer standard was submitted to AAMI by AAMI's Sphygmomanometer Committee, a group of approximately 25 individuals associated with medical institutions, the FDA, and manufacturing companies.

    The object of these continued studies is to refine the design of the system and to test the system on a greater number of patients with different characteristics and under various conditions, such as a wide range of blood pressure readings, until such time, if ever, as the Vasotrac-Registered Trademark- system receives market acceptance. In addition, the Company believes the studies will help the Company to prepare marketing and sales information as well as to promote greater awareness and market acceptance of the Vasotrac-Registered Trademark- system toward the goal of attaining commercial viability for the product. The Company is conducting some of these studies outside the United States. To the Company's knowledge, all studies conducted to date have been performed with Company participation.

    In its 510(k) submission to the FDA, the Company included not only clinical data, but also outlined its plan to continue testing and integrating the results therefrom into, the Vasotrac-Registered Trademark- system. Based on the foregoing and, most importantly, the improvement in the overall results of the system's performance subsequent to its 510(k) submission, the Company does not believe that applicable FDA regulations require, and therefore at this point does not anticipate, any need to submit to the FDA the post-510(k) clinical studies.

EMPLOYEES

    The Company's success currently depends on the services of G. Kent Archibald, President and Chief Executive Officer of the Company, as well as its engineering group, which has sophisticated technical knowledge about the Vasotrac-Registered Trademark- system.

    For the Company to emerge from the development stage, it will depend on its ability to hire additional employees. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company estimates that within the next twelve months, it may require approximately 15 additional persons, including one in the area of general and administrative, eight in sales and marketing, two in research and development, and four in manufacturing. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $900,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

MARKETING

    The Company's marketing strategy is primarily dependent on gaining physician and hospital acceptance of the Vasotrac-Registered Trademark- system. The Company must overcome the inherent resistance of the medical community to the introduction of new techniques or technology. The Vasotrac-Registered Trademark-system may also have to overcome an association, in the minds of some clinicians, with several earlier technologies that non-invasively monitored blood pressure but were not commercially acceptable or viable. However, the Vasotrac-Registered Trademark- system differs from such earlier technologies in several ways. First, the Vasotrac-Registered Trademark- system does not utilize a cuff-based system which, in general, requires more frequent calibration. Cuff-based systems also increase patient discomfort. Second, previous technologies generally attempted to produce continuous blood pressure readings, on a beat-by-beat basis, which are relatively difficult to track accurately. In contrast the Vasotrac-Registered Trademark- system produces continual blood pressure readings, approximately every fifteen heartbeats, which the Company believes allows for more stable tracking without a significant sacrifice in accuracy.

    Clinicians may be reluctant to use a new medical technology until its value has been demonstrated by clinical studies published in respected scientific or medical journals. Such journals are sometimes reluctant to publish articles describing new technologies. The Company hopes that additional clinical tests on the Vasotrac-Registered Trademark- system may lead to the publication of favorable papers or studies in such journals. In addition, the Company believes that the clinical testing will help the Company to prepare marketing and sales information as well as to promote greater awareness and market acceptance of the system.

    The Company has attended three major medical product shows during the 1997 fiscal year which allowed the Company to advertise and demonstrate the Vasotrac-Registered Trademark- system. Because the
Vasotrac-Registered Trademark- system is intended to be used by trained clinicians, physicians, and other professional caregivers, the Company conducts extensive training on use of the system and perhaps produce a training system.

    The Company is conducting a controlled market rollout of the system by initially scaling up manufacturing capabilities at a conservative rate in order to allow flexibility if product design alternations are required to meet customer needs or for other reasons. With a controlled rollout, it is hoped that customer satisfaction can be maintained even if some early product problems were encountered. The Company will use a direct sales force and some limited manufacturer sales representatives for selling the Vasotrac-Registered Trademark- system. The Company anticipates that it will be able to market a large portion of the product through the various hospital purchasing systems. This will allow the Company to service the major markets in the United States with a limited number of salespeople.

INSURANCE

    The Company has not had any material claims against its liability insurance. The Company has comprehensive general liability insurance with a limit of $1,000,000 and umbrella liability insurance of an additional $4,000,000. However, there can be no assurance that the Company will be able to maintain such insurance in amounts and with coverages that will adequately cover associated risks or that such insurance will be available in the future at premiums that can be economically justified. Lack of such insurance could expose the Company to substantial damages, which could have a material adverse effect upon the Company. In addition, excessive servicing requirements for the Vasotrac-Registered Trademark- system could raise product liability concerns.

RELIANCE ON SINGLE PRODUCT

    The Company has, and for the foreseeable future expects to have, only one product, the Vasotrac-Registered Trademark- system. If the Vasotrac-Registered Trademark- system is not developed, manufactured or marketed successfully, fails to meet customer needs, or is not accepted in the marketplace, the Company would be materially and adversely affected, its primary business focus would need to be changed and its ability to continue operations would be jeopardized. Although the Company believes that significant and expanding markets exist for the Vasotrac-Registered Trademark- system as well as any additional products that may incorporate the Company's proprietary technology, there can be no assurance that any such products ever will be successfully developed or marketed. If the Vasotrac-Registered Trademark- system were found to infringe the patent rights of others or if third parties asserted, and were successful in claiming, rights to the Vasotrac-Registered Trademark-system, the Company could be materially adversely affected. The Company has not undertaken any comprehensive patent infringement searches or studies.

NEED TO EVALUATE DESIGN

    Although the Company's initial product development and clinical testing program for the Vasotrac-Registered Trademark- system is complete, only after extensive evaluation of the design will it be known if the system, as currently configured, will meet customer needs or be accepted in the marketplace. The Company continues to test the Vasotrac-Registered Trademark- system for validation and promotional efforts. If the configuration of the system must be modified, there can be no assurance that such modifications will be technically feasible. Even if feasible, such modifications could result in significant delays. If such modifications require regulatory approval, additional significant delays could result. The Company could be materially and adversely affected by these developments.

PRODUCT SERVICING REQUIREMENTS

    There can be no assurance that additional servicing requirements will not be necessary or that any such additional servicing requirements, individually or in the aggregate, will not be significant, difficult, time-consuming, or expensive. Further the need for any such additional servicing may not be readily apparent to clinicians using the Vasotrac-Registered Trademark- system. The Company believes that actual or perceived excessive servicing requirements for, or erroneous readings produced by, the Vasotrac-Registered Trademark- system could materially and adversely affect market acceptance of the system or could raise product liability concerns. Although the Company plans to continue testing the Vasotrac-Registered Trademark- system to determine the extent of its servicing requirements, there can be no assurance that the exact scope of such servicing requirements can be precisely identified. The Company's goal is to produce Vasotrac-Registered Trademark- systems that do not require excessive servicing, that are accurate, stable, and reliable enough for the user's needs and that otherwise meet or exceed clinical and regulatory standards of acceptability, but there can be no assurance in this regard.

MANUFACTURING

    The Company currently procures from outside vendors, on a purchase order basis, small quantities of virtually all components and subassemblies for the Vasotrac-Registered Trademark- system. At present, many components are supplied by only one vendor or are made by hand without production tooling in the Company's facility. Furthermore, the Company has no agreement with any such supplier. Should the Company's production rates increase, the supply of components and subassemblies will become more critical. In that event, the Company will attempt to consummate formal supply agreement relationships and/or obtain multiple sources of supply for most of its components, although it may, in some cases, be preferable or necessary for the Company to obtain components or subassemblies on a purchase order basis or to utilize single sources of supply.

PRICING AND DISTRIBUTION

    The list of the Vasotrac-Registered Trademark- is $6,900. Such pricing will evolve throughout the marketing process for the Vasotrac-Registered Trademark-system, but can be expected to remain dependent on a number of factors, including manufacturing costs, prices of competitive products, distribution methods, volume discounts, and market acceptance. The automated cuff-based systems generally list for approximately $3,800 per unit. The Company believes that the higher price will be supportable due to the superior features associated with its product.

    In comparison to the costs associated with A-line procedures, the Company believes that the Vasotrac-Registered Trademark- system will, on a per-procedure basis, result in savings for healthcare providers. Insertion of an A-line is an invasive surgical procedure requiring a physician. No matter how routine any such procedure may become, all invasive procedures retain the inherent risk of complications and have attendant direct and indirect costs associated with them. By estimating the price of the Vasotrac-Registered Trademark- system, the system's life cycle, and the number of procedures which can be performed, the Company believes that the per-procedure cost for use of the Vasotrac-Registered Trademark- system can be approximated. Based on that estimate, the Company believes that the cost for non-invasively monitoring the blood pressure of a patient with the Vasotrac-Registered Trademark- system will be less than with an invasive A-line. The Company believes that this will give it a competitive edge in an increasingly cost-conscious healthcare industry.

    The Company expects initially to sell the Vasotrac-Registered Trademark-system as a stand-alone unit through a direct sales force and some limited manufacturer sales representatives, which is expected to train medical personnel in the use of the system. However, in the future, the Company may also explore additional distribution arrangements, such as sales through stocking distributors or a major medical company. The Company will also investigate marketing the system to manufacturers of multi-parameter monitoring and display systems for use as a component of such systems. However, the Company does not currently have, and there can be no assurance that in the future it will implement or effectuate, distribution arrangements.

COMPETITION

    The Company will compete with companies that are developing and marketing instruments that measure blood pressure continually by invasive techniques, including Abbott Laboratories, Baxter Healthcare Corporation, and Hewlett Packard Company. In addition, the Company will compete with other companies that are developing and marketing instruments that measure blood pressure continually or at regular intervals by several non-invasive techniques. Presently, most non-invasive methods of measuring blood pressure use an inflatable cuff. Companies that market such a product include Critikon, Inc., a Johnson & Johnson company, which markets the Dinamap-TM-, Hewlett Packard Company, Colin Medical Instrument Corporation, SpaceLabs Medical, Inc., Marquette Electronics Inc., and others. In the Company's 510(k) Submission to the FDA, the Company claimed that the Vasotrac-Registered Trademark- system was "substantially equivalent" to the Dinamap-TM- product and provided analysis and comparative data in areas such as intended use, display parameters, and performance specifications.

    Several of the Company's competitors have significantly greater resources as well as established technologies and product reputations in the blood pressure monitoring field. The Company believes that competition in the industry is based on product quality, accuracy, reliability, ease of use, and design features, as well as price.

TECHNOLOGICAL OBSOLESCENCE

    The medical device industry is subject to rapid technological innovation and, consequently, the life cycles of products tend to be relatively short. The Company is engaged in a field characterized by extensive research efforts. There can be no assurance that new developments or discoveries in the field will not render the Vasotrac-Registered Trademark- system obsolete. The greater financial and other resources of many of the companies currently engaged in research in the area in which the Company expects to compete may permit such companies to create or respond more rapidly than the Company to technological innovations and advances.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company has applied for U.S. patents covering various aspects of the Vasotrac-Registered Trademark- system. As of July 1997, three U.S. patents, relating to an improved pressure sensor structure, a sensor support structure, and a sensor positioning device, have issued. Six other applications are still pending. The general subject matter of the claims of each of these applications is as follows: (i) the basic sensing concept and structure, (ii) improved aspects of the pressure sensor structure, (iii) methods and systems for calculating pressure, (iv) methods and systems for positioning the pressure sensor, (v) methods and systems of detecting blood pressure pulses, and (vi) segmentation estimation method for calculating blood pressure.

    The Company is seeking patent protection in the European Patent Office, Brazil, Canada, China, India, Japan, and Russia on its improved pressure sensor structure, and the methods and systems for calculating pressure. It is also seeking patent protection for methods and systems for positioning sensors and for the pressure sensor support structure in the European Patent Office, Australia, Canada and Japan. Patent Cooperation Treaty (PCT) applications have been filed to preserve the right to file foreign patent applications on the method and systems of detecting blood pressure pulses and the segmented estimation method for calculating blood pressure. A PCT application allows the Company to file applications abroad, including in Europe and Japan. There can be no assurance that any pending U.S. or any foreign patents will be granted or, if obtained, that they will sufficiently protect the Company's proprietary rights. Even if the patents the Company applies for are granted, they do not confer on the Company the right to manufacture and market products if such products infringe patents held by others. While the Company has reviewed prior art in connection with its patent applications, it has not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, the Company may be required in the future to stop making, using or selling its products or to obtain licenses from or pay royalties to others, which could be significant and have a material adverse effect on the Company. Further, in such event, there can be no assurance that the Company would be able to obtain or maintain any such licenses on acceptable terms or at all. The Company has, throughout the development process for the Vasotrac-Registered Trademark- system, been associated with various companies, institutions and individuals. Although the Company has no knowledge that any such companies, institutions or individuals have claimed, or have any basis for claiming, interests in the Company's proprietary rights or the Vasotrac-Registered Trademark- system technology, there can be no assurance that such claims will not be threatened, asserted or perfected. Such claims, even if the Company ultimately prevails on the merits, could have a material adverse effect upon the Company.

    In addition to patent protection, the Company intends to rely to the extent possible on trade secrets, unpatented proprietary know-how, and its continuing development of new products.

THIRD PARTY PAYOR; HEALTHCARE REFORM

    The success of the Company in the United States may be related to the number of third party payors, such as Medicare, private insurance companies, health maintenance organizations, and other payors, that approve payment or reimbursement for the use of the Vasotrac-Registered Trademark- system and the amount of any such payments or reimbursements. If, for example, hospitals are not able to recover the cost of the system through reimbursement, they may be reluctant to purchase the system, with the result that the Company's marketing efforts may be adversely affected. The healthcare industry and associated regulatory environment are dynamic and rapidly changing, particularly with respect to proposals to reform Medicare and to control healthcare costs. This environment makes it impossible to predict the effects, including costs and/or impediments to development, that adoption of and changes in healthcare laws, rules and regulations may have on the Company and its operations. However, such developments could materially and adversely affect the Company's ability to market its product.

GOVERNMENT REGULATION

    Medical products, such as the Vasotrac-Registered Trademark- system, are subject to regulation by the U.S. Food and Drug Administration ("FDA"). Under the 1976 amendments to the federal Food, Drug and Cosmetic Act (the "FDA Act") and regulations promulgated thereunder, manufacturers of medical devices must comply with certain regulations governing the testing, manufacturing, packaging and marketing of medical devices. Under the FDA Act, as amended, every medical device is classified by the FDA into one of three classes, depending on the degree of regulation the FDA deems necessary to assure the safety and efficacy of the system. Class I devices are subject only to general controls. Class II devices must comply with certain specified performance standards. Class III devices (consisting of life support/life sustaining, diagnostic or implanted systems) must receive premarket approval from the FDA prior to their commercial distribution. If the Company decides to market its products outside the United States, its products will also be subject to regulations in certain foreign countries, including regulations similar to those established by the FDA.

    Irrespective of their classification, medical devices "substantially equivalent" to existing systems continuously marketed since May 1967 may be marketed pursuant to a Premarket Notification Submission (a "510(k) Submission"). In general a 510(k) Submission includes (i) a description of the device, including an explanation of how the device functions, the scientific concepts that form the basis for the device and significant performance characteristics, (ii) a statement of the intended use of the device, (iii) a presentation of clinical tests, including safety and effectiveness data, and
(iv) a detailed summary providing the basis for a determination of "substantial equivalence". Certain devices, including those which are not "substantially equivalent" to predicate devices, are subject to Premarket Approval Application ("PMA") requirements and more stringent FDA reviews. In contrast to the 510(k) process, the PMA process generally occurs over a more protracted time period and requires more extensive clinical data.

    The regulations for 510(k) Submissions state that an FDA finding of "substantial equivalence" does not in any way denote official "approval" of the device. Further, any representation that creates an impression of official approval of a device because of complying with the premarket notification regulations is misleading and constitutes misbranding. According to a U.S. Department of Health and Human Services publication intended to assist manufacturers in complying with these regulatory requirements, a determination of "substantial equivalence" to a legally marketed device means that the device has the same intended use and the same technological characteristics but can be demonstrated to be as safe and effective as the legally marketed device and does not raise different questions regarding safety and effectiveness for the predicate device. Performance data, such as clinical data, in support of a 510(k) Submission is for the purpose of demonstrating that the device is equivalent in performance, especially safety and effectiveness, to the legally marketed device. Premarket notification allows the FDA to "screen out" devices that present new questions of safety and/or effectiveness relative to the predicate device, appear to be less safe or effective than legally marketed devices or have indications as a new intended use.

    In cases of intended marketing of a device (i) for new or different uses, or
(ii) that has undergone significant change or modification that could significantly affect the safety or effectiveness of the device, the manufacturer must submit appropriate supporting data regarding the consequences and effects the new use or modification might have on the safety and effectiveness of the device. According to the FDA, manufacturers are best qualified to make the initial determination of whether the new use or modification can significantly alter the degree of safety or effectiveness of the device. Further, 510(k) Submissions are not required for insignificant changes in design, material, chemical composition, energy source or manufacturing process, but only where such changes could significantly affect safety or effectiveness of the device. In the event that a manufacturer makes a decision not to submit a new 510(k), the FDA can overrule the decision and take appropriate regulatory action.

    In late 1994, the Company began a series of studies with the objective of collecting data to submit to the FDA. In January 1995, the Company submitted a 510(k) Submission, including clinical data addressing the safety and efficacy of the system, to the FDA for the Vasotrac-Registered Trademark- system. In the Company's 510(k) Submission to the FDA, the Company claimed that the Vasotrac-Registered Trademark- system was "substantially equivalent" to the Dinamap-TM- product, which is marketed by Johnson & Johnson company, and provided analysis and comparative data in areas such as intended use, display parameters and performance specifications. The Company also noted distinctions between the two products, in areas such as weight, type of display system, alarm parameters, determination times, and storage temperatures. The Company did not claim in its 510(k) Submission, and is not currently aware of, "substantial equivalence" between the Vasotrac-Registered Trademark- system and any other product except the Dinamap-TM-. In February 1995, the Company received formal notice from the FDA that the Vasotrac-Registered Trademark- system is classified as a Class II device, that no further data would be required and that the Company could immediately commence marketing the Vasotrac-Registered Trademark-system in the United States. The FDA's indication does not in any way denote official "approval" of the system.

    In its 510(k) Submission to the FDA, the Company included not only clinical data but also outlined its plans to continue testing and integrating the results therefrom into the Vasotrac-Registered Trademark- system. Subsequent to its 510(k) Submission, the Company has conducted clinical trials on approximately 110 additional individuals. The Company does not believe that applicable FDA regulations require, and therefore at this point does not anticipate, submission to the FDA of the post-510(k) clinical studies, including with respect to the drug-administered patient. However, the FDA could overrule that decision and could take appropriate regulatory action, which could materially and adversely affect the Company.

    As a manufacturer of medical devices, the Company will be subject to certain other FDA regulations, and the Company's manufacturing processes and facilities will be subject to continuing review and inspection by the FDA to ensure compliance with Good Manufacturing Practices ("GMP") regulations. In general, GMP regulations cover the methods, facilities, and controls used in manufacturing, packaging, storing and installing medical devices as well as identify the essential elements required of quality assurance programs. More specifically, GMP regulations cover areas including (i) quality assurance and audit procedures, (ii) personnel training, health and cleanliness, (iii) facilities and sanitation, (iv) equipment maintenance and inspection, (v) storage and handling of components, (vi) manufacturing specifications and processing procedures, (vii) packaging and labelling control (viii) warehouse and distribution practices, (ix) device evaluation and inspection, and (x) records. The Company intends to conform its manufacturing and quality control procedures to the requirements of the FDA regulations. The Company believes that most medical manufacturers already comply with GMP. Furthermore, the Company currently has in place internal compliance with GMP requirements.

ITEM 2. DESCRIPTION OF PROPERTIES.

    The Company leases property in Arden Hills, Minnesota. The building lease is for three years, expiring in May 2000. The monthly lease payment is approximately $2,800. The Company is generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the facility.

ITEM 3. LEGAL PROCEEDINGS.

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Trading activity with respect to the Company's Common Stock has been limited. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

    The Common Stock began trading in November 1995 on the Nasdaq SmallCap Market under the symbol "MDWV" The following table sets forth the high and low bid prices for the Common Stock based on closing transactions during each specified period as reported by the Nasdaq Stock Market, Inc., which prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

FISCAL 1996                                                                  HIGH       LOW
--------------------------------------------------------------------------  -------   -------
  First Quarter...........................................................    N/A       N/A
  Second Quarter..........................................................    N/A       N/A
  Third Quarter...........................................................  $ 5 3/8   $ 5.00
  Fourth Quarter..........................................................    8.00      5.00


FISCAL 1997                                                                  HIGH       LOW
--------------------------------------------------------------------------  -------   -------
  First Quarter...........................................................  $11 1/4   $ 7 3/4
  Second Quarter..........................................................   12 1/4     7 7/8
  Third Quarter...........................................................   12 7/8    10 1/2
  Fourth Quarter..........................................................   11 3/4     9 1/4

    There were approximately 200 record holders and 800 beneficial holders of the Company's Common Stock as of July 17, 1997. On July 17, 1997, the high and low prices for the Common Stock were $14 and $13 1/2 respectively.

RECENT SALES OF UNREGISTERED SECURITIES

    In April 1997, the Company issued 6,405 shares of Common Stock at a price of $1.87 per share, upon exercise of a warrant by an investor in the Company's February 1991 private placement. The sale of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. The investor represented his intention to acquire the shares for investment purposes only and not with a view to the distribution thereof. In addition, a restrictive securities legend has been placed on the certificate representing the shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

PLAN OF OPERATION

    See "Financial Condition" below and Item 1 above.

RESULTS OF OPERATIONS

    Fiscal year ended April 30, 1997 compared to fiscal year ended April 30,
1996

                                                         YEAR ENDED APRIL 30
                                                       ------------------------
                                                           1997         1996
                                                       ------------  ----------
                                                         DOLLARS      DOLLARS
Revenue
  Net sales..........................................  $     72,942  $   --
Operating expenses:
  Cost of sales and product development..............       113,261      --
  Research and development, and clinical.............       816,099     379,320
  General and administrative.........................       529,831     389,433
  Sales and marketing................................       555,888      85,537
                                                       ------------  ----------
Total operating expenses.............................     2,015,079     854,290
                                                       ------------  ----------
Operating loss.......................................    (1,942,137)   (854,290)
Interest income......................................       331,670     182,431
                                                       ------------  ----------
Net loss.............................................  $ (1,610,467) $ (671,859)
                                                       ------------  ----------
                                                       ------------  ----------

    Operating revenue for fiscal 1997 was $72,942, versus $0 in fiscal year 1996. The Company commenced sales during fiscal 1997.

    Operating expenses for fiscal 1997 were $2,015,079, an increase of $1,160,789 or 135.9% over fiscal year 1996 operating expenses of $854,290. The increase was partially due to the Company hiring six additional individuals to prepare for the marketing and manufacture of the Vasotrac-Registered Trademark-system. In addition, the Company continued incurring costs to continue the research and development of the Vasotrac-Registered Trademark- system.

    Cost of sales and product development for fiscal 1997 were $113,261, versus $0 in fiscal year 1996. The Company commenced sales during fiscal 1997.

    Research, development, and clinical expenses for fiscal year 1997 were $816,099, an increase of $436,779 or 115.1% over fiscal year 1996 research and development costs of $379,320. The increase is due to the continued research and development costs as the Company prepares for larger scale production of the Vasotrac-Registered Trademark- system. In addition, the Company continued clinical research for the purpose of preparing a multi-site paper on the accuracy of the Vasotrac-Registered Trademark- system.

    General and administrative expenses for fiscal year 1997 were $529,831, an increase of $140,398 or 36.1% over fiscal year 1996 general and administrative expenses of $389,433. The increase in general and administrative expenses was attributable to the hiring of a Chief Financial Officer, increased insurance costs, increased use of outside consultants including legal services, and to other expenses associated with increased activities of the Company's operations.

    Sales and marketing expenses for fiscal year 1997 were $555,888, an increase of $470,351 or 549.9% over fiscal year 1996 sales and marketing costs of $85,537. The increase was due to the Company hiring a Vice President of Sales, three salespersons, and two registered nurses.

    Interest income for fiscal year 1997 was $331,670, an increase of $149,239 or 81.8% over fiscal year 1996 interest income of $182,431. The increase in interest income is a result of the investment of the proceeds for a full year from the public offering.

    Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are provided to reflect the differences between the financial statement and tax bases of assets and liabilities at the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

    At April 30, 1997 and 1996 it was determined that there should be a 100% valuation allowance on the amount of the net deferred tax assets because of the continued losses of the Company. If the Company achieves sufficient profitability to use all or part of the deferred tax assets, the valuation allowance will be reduced and reflected as an income tax benefit in future periods.

FINANCIAL CONDITION

    The Company's cash, cash equivalents, short and long-term investments were $5,078,663 and $6,528,321 at April 30, 1997 and April 30, 1996 respectively. The
Company incurred cash expenditures of $1,661,731 for operations for the fiscal year ended April 30, 1997.

    In November 1995, the Company completed its initial public offering (IPO) of 1,610,000 shares of Common Stock raising approximately $6,900,000 in net proceeds to the Company. Prior to the initial public offering, the Company financed its activities through a series of private placements of equity securities. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "MDWV".

    With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately two years from the end of fiscal year April 1997. The Company has no significant capital expenditure commitments and does not plan any significant sale of capital equipment.

IMPACT OF INFLATION

    Inflation has had no material effect on the Company's operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS.

    See following pages.

                                 MEDWAVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      YEARS ENDED APRIL 30, 1997 AND 1996

                                    CONTENTS

Report of Independent Auditors............................................    19

Audited Financial Statements
  Balance Sheets..........................................................    20
  Statements of Operations................................................    21
  Statement of Changes in Stockholders' Equity............................    22
  Statements of Cash Flows................................................    24
  Notes to Financial Statements...........................................    25

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Medwave, Inc.

    We have audited the balance sheets of Medwave, Inc. (a development stage company) as of April 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and the period from June 27, 1984 (inception) to April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at April 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and the period from June 27, 1984 (inception) to April 30, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
June 13, 1997

                                 MEDWAVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                               APRIL 30
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   1,240,100  $     769,121
  Short-term investments...........................................................      2,539,905      4,234,080
  Accounts receivable..............................................................         41,986       --
  Inventories......................................................................        114,467          8,974
  Prepaid expenses.................................................................         81,182        101,171
                                                                                     -------------  -------------
Total current assets...............................................................      4,017,640      5,113,346

Investments........................................................................      1,298,658      1,525,120

Property and equipment:
  Research and development equipment...............................................        237,561        261,076
  Office equipment.................................................................        121,193        114,088
  Manufacturing and engineering equipment..........................................         68,262         46,312
  Sales and marketing equipment....................................................         34,371       --
  Leasehold improvements...........................................................         31,613         31,613
                                                                                     -------------  -------------
                                                                                           493,000        453,089
  Accumulated depreciation.........................................................       (336,320)      (339,127)
                                                                                     -------------  -------------
                                                                                           156,680        113,962
Patents, net of accumulated amortization of $57,199 in 1997 and $30,084 in 1996....         78,818         78,776
                                                                                     -------------  -------------
Total assets.......................................................................  $   5,551,796  $   6,831,204
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $      78,390  $      83,607
  Accrued payroll..................................................................         50,810         28,697
                                                                                     -------------  -------------
Total current liabilities..........................................................        129,200        112,304

Stockholders' equity:
  Common Stock, no par value:
    Authorized shares--50,000,000
    Issued and outstanding shares--April 30, 1997--4,818,738 and April 30,
      1996--4,690,560..............................................................     12,764,703     12,458,866
  Unrealized loss on investments...................................................        (24,919)       (33,245)
  Deficit accumulated during the development stage.................................     (7,317,188)    (5,706,721)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................      5,422,596      6,718,900
                                                                                     -------------  -------------

Total liabilities and stockholders' equity.........................................  $   5,551,796  $   6,831,204
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                                 MEDWAVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                      PERIOD FROM
                                                                                                     JUNE 27, 1984
                                                                            YEAR ENDED APRIL 30       (INCEPTION)
                                                                        ---------------------------  TO APRIL 30,
                                                                            1997           1996          1997
                                                                        -------------  ------------  -------------
Revenue:
  Net sales...........................................................  $      72,942  $    --        $    72,942
Operating expenses:
  Cost of sales and product development...............................        113,261       --            113,261
  Research and development............................................        816,099       379,320     4,587,732
  General and administrative..........................................        529,831       389,433     2,214,490
  Sales and marketing.................................................        555,888        85,537       648,277
                                                                        -------------  ------------  -------------
Operating loss........................................................     (1,942,137)     (854,290)   (7,490,818)
Interest income.......................................................        331,670       182,431       800,390
                                                                        -------------  ------------  -------------
Net loss..............................................................  $  (1,610,467) $   (671,859)  $(6,690,428)
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
Net loss per share....................................................  $        (.34) $       (.17)  $     (3.04)
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------
Weighted average number of shares outstanding.........................      4,789,242     3,915,295     2,200,920
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------

                            See accompanying notes.

                                 MEDWAVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                      COMMON STOCK        UNREALIZED    DURING THE
                                                 -----------------------    LOSS ON    DEVELOPMENT
                                                  SHARES       AMOUNT     INVESTMENTS     STAGE         TOTAL
                                                 ---------  ------------  -----------  ------------  -----------
Issuance of Common Stock at $.15 per share in
  July 1984 for capital equipment donated......     10,000  $      1,500   $  --        $   --       $     1,500
Assets donated to Company by officer in August
  1984.........................................     --             1,145      --            --             1,145
Net income for the period of June 27, 1984
  (inception) to April 30, 1985................     --           --           --               235           235
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1985......................     10,000         2,645      --               235         2,880
Net income.....................................     --           --           --             1,393         1,393
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1986......................     10,000         2,645      --             1,628         4,273
Issuance of Common Stock in connection with
  stock split in July 1986.....................    190,000       --           --            --           --
Net loss.......................................     --           --           --           (98,211)      (98,211)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1987......................    200,000         2,645      --           (96,583)      (93,938)
Net loss.......................................     --           --           --          (131,931)     (131,931)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1988......................    200,000         2,645      --          (228,514)     (225,869)
Net loss.......................................     --           --           --          (258,135)     (258,135)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1989......................    200,000         2,645      --          (486,649)     (484,004)
Issuance of Common Stock at $.975 per share in
  April 1990 for consulting services...........      3,500         3,413      --            --             3,413
Accrual of dividends payable on the Redeemable
  Convertible Preferred Stock, Series A........     --            (1,145)     --           (21,343)      (22,488)
Net loss.......................................     --           --           --          (278,845)     (278,845)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1990......................    203,500         4,913      --          (786,837)     (781,924)
Accrual of dividends payable on the Redeemable
  Convertible Preferred Stock Series A.........     --           --           --            (1,775)       (1,775)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I....................     --           --           --            (9,711)       (9,711)
Net loss.......................................     --           --           --          (553,710)     (553,710)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1991......................    203,500         4,913      --        (1,352,033)   (1,347,120)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I....................     --           --           --           (10,649)      (10,649)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II...................     --           --           --          (105,318)     (105,318)
Net loss.......................................     --           --           --        (1,371,031)   (1,371,031)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1992......................    203,500         4,913      --        (2,839,031)   (2,834,118)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I....................     --           --           --           (10,914)      (10,914)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II...................     --           --           --          (118,197)     (118,197)
Net loss.......................................     --           --           --          (615,888)     (615,888)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1993 (carried forward)....    203,500         4,913      --        (3,584,030)   (3,579,117)

                                 MEDWAVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                      COMMON STOCK        UNREALIZED    DURING THE
                                                 -----------------------    LOSS ON    DEVELOPMENT
                                                  SHARES       AMOUNT     INVESTMENTS     STAGE         TOTAL
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1993 (brought forward)....    203,500  $      4,913   $  --        $(3,584,030) $(3,579,117)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I....................     --           --           --           (11,185)      (11,185)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II...................     --           --           --          (121,904)     (121,904)
Net loss.......................................     --           --           --          (646,480)     (646,480)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1994......................    203,500         4,913      --        (4,363,599)   (4,358,686)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I....................     --           --           --           (11,463)      (11,463)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II...................     --           --           --          (125,732)     (125,732)
Net loss.......................................     --           --           --          (455,498)     (455,498)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1995......................    203,500         4,913      --        (4,956,292)   (4,951,379)
Exercise of stock options and warrants.........    126,896       144,299      --            --           144,299
Initial public offering of Common Stock, net of
  expenses.....................................  1,610,000     6,833,491      --            --         6,833,491
Preferred Stock conversion.....................  2,750,164     5,476,163      --            --         5,476,163
Change in unrealized loss on investments.......     --           --          (33,245)       --           (33,245)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I....................     --           --           --            (5,874)       (5,874)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II...................     --           --           --           (64,838)      (64,838)
Accrual of dividends payable on the Redeemable
  Convertible Preferred Stock-- Series X and
  Series I.....................................     --           --           --            (7,858)       (7,858)
Net loss.......................................     --           --           --          (671,859)     (671,859)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1996......................  4,690,560    12,458,866     (33,245)   (5,706,721)    6,718,900
Exercise of stock options and warrants.........    128,178       305,837      --            --           305,837
Change in unrealized loss on investments.......     --           --            8,326        --             8,326
Net loss.......................................     --           --           --        (1,610,467)   (1,610,467)
                                                 ---------  ------------  -----------  ------------  -----------
Balance at April 30, 1997......................  4,818,738  $ 12,764,703   $ (24,919)   $(7,317,188) $ 5,422,596
                                                 ---------  ------------  -----------  ------------  -----------
                                                 ---------  ------------  -----------  ------------  -----------

                            See accompanying notes.

                                 MEDWAVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                    PERIOD FROM
                                                                         YEAR ENDED APRIL 30       JUNE 27, 1984
                                                                    -----------------------------  (INCEPTION) TO
                                                                        1997            1996       APRIL 30, 1997
                                                                    -------------  --------------  --------------
OPERATING ACTIVITIES
Net loss..........................................................  $  (1,610,467) $     (671,859) $   (6,690,428)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation....................................................         62,147          44,389         476,883
  Amortization....................................................         27,115          16,094          57,199
  Loss on sale of equipment.......................................       --              --                 7,375
  Issuance of Common Stock for consulting services................       --              --                 3,413
  Changes in operating assets and liabilities:
    Accounts receivable...........................................        (41,986)       --               (41,986)
    Inventories...................................................       (105,493)         (8,974)       (114,467)
    Prepaid expenses..............................................         19,989         (75,157)        (81,182)
    Accounts payable..............................................         (5,217)         74,317          78,390
    Accrued payroll...............................................         22,113           6,493          50,810
                                                                    -------------  --------------  --------------
Net cash used in operating activities.............................     (1,631,799)       (614,697)     (6,253,993)

INVESTING ACTIVITIES
Purchase of property and equipment................................       (104,865)        (89,693)       (656,494)
Patent expenditures...............................................        (27,157)        (38,907)       (137,858)
Purchase of investments...........................................     (8,914,853)    (19,952,765)    (28,867,618)
Sales and maturities of investments...............................     10,843,816      14,160,320      25,005,978
Proceeds from sale of equipment...................................       --              --                18,200
                                                                    -------------  --------------  --------------
Net cash provided by (used in) investing activities...............      1,796,941      (5,921,045)     (4,637,792)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock........................        305,837       6,977,790       7,283,627
Net proceeds from issuance of Convertible Preferred
  Stock...........................................................       --              --             4,848,258
                                                                    -------------  --------------  --------------
Net cash provided by financing activities.........................        305,837       6,977,790      12,131,885
                                                                    -------------  --------------  --------------
Increase in cash and cash equivalents.............................        470,979         442,048       1,240,100
Cash and cash equivalents at beginning of period..................        769,121         327,073        --
                                                                    -------------  --------------  --------------
Cash and cash equivalents at end of period........................  $   1,240,100  $      769,121  $    1,240,100
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------

                            See accompanying notes.

                                 MEDWAVE, INC.,
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 1997

1. BUSINESS ACTIVITY

    Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure of adults. The Company's medical device, the VASOTRAC-TM- system, includes as one of its key components a unique pressure sensor that is placed on the wrist over a main artery. Utilizing the Company's proprietary technology, the VASOTRAC-TM- system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and noninvasive qualities of the VASOTRAC-TM- system make it a new approach to blood pressure monitoring.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

    INVESTMENTS

    Short-term investments consist primarily of U.S. corporate securities and treasury notes with maturities of less than one year. Investments with a remaining maturity of more than one year are classified as long-term investments.

    Investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income along with interest and dividends.

    INVENTORIES

    Inventories are valued at the lower of cost or market on the first-in, first-out (FIFO) method. The majority of inventory consists of purchased components.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets ranging from three to seven years.

    PATENTS

    Patent costs are being amortized on a straight-line basis over five years. The Company periodically reviews its patents for impairment in value. Any adjustment from the analysis is charged to operations.

    INCOME TAXES

    Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities.

                                 MEDWAVE, INC.,
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 30, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    The Company recognizes revenue at the time of shipment of the product.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    RESEARCH AND DEVELOPMENT COSTS

    All research and development costs are charged to operations as incurred.

    NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the periods presented after giving effect to the application of Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"). Pursuant to SAB No. 83, all common shares issued and stock options and warrants granted by the Company at a price less than the initial public offering price during the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for all periods up to the initial public offering date.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 128, "EARNINGS PER SHARE" ("Statement"). This Statement replaces the presentation of primary earnings per share ("EPS") with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for financial statements for periods ending after December 15, 1997. For the year ended April 30, 1997, there is no difference between basic loss per share under Statement No. 128 and loss per share as reported.

    STOCK-BASED COMPENSATION

    The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                                 MEDWAVE, INC.,
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 30, 1997

3. INVESTMENTS

    The following is a summary of the investments available-for-sale as of April 30:

                                                                      UNREALIZED       FAIR
                                                            COST        LOSSES        VALUE
                                                        ------------  -----------  ------------
1997
U.S. corporate debt securities........................  $  2,552,681   $ (12,776)  $  2,539,905
U.S. treasury and European bank notes.................     1,310,801     (12,143)     1,298,658
                                                        ------------  -----------  ------------
                                                        $  3,863,482   $ (24,919)  $  3,838,563
                                                        ------------  -----------  ------------
                                                        ------------  -----------  ------------

                                                                      UNREALIZED       FAIR
                                                            COST        LOSSES        VALUE
                                                        ------------  -----------  ------------
1996
U.S. corporate debt securities........................  $  4,769,045   $ (18,560)  $  4,750,485
U.S. treasury notes...................................     1,023,400     (14,685)     1,008,715
                                                        ------------  -----------  ------------
                                                        $  5,792,445   $ (33,245)  $  5,759,200
                                                        ------------  -----------  ------------
                                                        ------------  -----------  ------------

4. CAPITAL STOCK

    STOCK AUTHORIZATION

    In September 1995, the Company increased the authorized shares of Common Stock from 4,285,245 to 50,000,000.

    INITIAL PUBLIC OFFERING

    In November 1995, the Company sold 1,610,000 shares of Common Stock in an initial public offering from which the Company received net proceeds of $6,900,000.

    PREFERRED STOCK

    Upon the conclusion of the Company's initial public offering, all outstanding shares of Preferred Stock and accrued cumulative dividends were converted on a one-for-one basis to Common Stock. Prior to that date, the Company had issued 585,715 shares of no stated par value Redeemable Convertible Preferred Stock, Series X, 406,818 shares of $1.10 Redeemable Convertible Preferred Stock, Series I, and 1,757,631 shares of $2.25 Redeemable Convertible Preferred Stock, Series II.

5. LEASES

    The Company leases its office, research and development, sales, and production facility under an operating lease that expires May 31, 2000. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under operating leases was $56,434 and $30,949 for the years ended April 30, 1997 and 1996, respectively.

                                 MEDWAVE, INC.,
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 30, 1997

5. LEASES (CONTINUED)
    Future minimum rental payments required under leases that have remaining terms in excess of one year as of April 30, 1997 are as follows:

Year ending April 30:
  1998............................................................  $  33,456
  1999............................................................     33,456
  2000............................................................     33,456
  2001............................................................      2,788
                                                                    ---------
                                                                    $ 103,156
                                                                    ---------
                                                                    ---------

6. INCOME TAXES

    At April 30, 1997, the Company had net operating loss carryforwards of approximately $6,626,000 and research and development tax credit carryforwards of approximately $261,000. These carryforwards are available to offset future taxable income through 2011 however, a portion of the net operating loss will begin to expire in 2003. In addition, these carryforwards are subject to the limitations of Internal Revenue Code Section 382 relating to certain changes in the equity ownership of the Company.

    No income taxes were paid for the years ended April 30, 1997 and 1996, respectively.

    Components of deferred tax assets are as follows:

                                                                            APRIL 30
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------
Net operating loss carryforwards................................  $   2,650,000  $   2,043,000
Research and development credit carryforwards...................        261,000        218,000
Less valuation allowance........................................     (2,911,000)    (2,261,000)
                                                                  -------------  -------------
Net deferred tax assets.........................................  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                                   APRIL 30
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Tax at statutory rate......................................................       34.0%      34.0%
State income taxes.........................................................        6.0        6.0
Impact of net operating loss carryforwards.................................      (40.0)     (40.0)
                                                                             ---------  ---------
                                                                                    --%        --%
                                                                             ---------  ---------
                                                                             ---------  ---------

                                 MEDWAVE, INC.,
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 30, 1997

7. RESEARCH AND DEVELOPMENT COSTS

    Research and development consulting revenues of $9,700 and $154,000 have been netted against research and development costs for the years ended April 30, 1997 and 1996, respectively. These amounts were received in connection with consulting services performed on a single doppler flowmeter project for an unrelated entity.

8. STOCK OPTIONS AND WARRANTS

    The Company has a stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees or consultants of the Company. The maximum number of shares of Common Stock currently reserved for issuance is 1,400,000 shares. A majority of the options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued employment.

    Option activity is summarized as follows:

                                                                                     WEIGHTED
                                               SHARES      OPTIONS OUTSTANDING        AVERAGE
                                             AVAILABLE   -----------------------  EXERCISE PRICE
                                             FOR GRANT      PLAN      NON-PLAN       PER SHARE
                                             ----------  ----------  -----------  ---------------
Balance at April 30, 1995..................     302,500     597,500      95,000      $    1.09
Granted....................................    (525,000)    525,000      --               3.64
Exercised..................................      --          --         (75,000)           .98
Canceled...................................       7,000      (7,000)     --               1.05
                                             ----------  ----------  -----------
Balance at April 30, 1996..................    (215,500)  1,115,500      20,000           2.30
Additional shares reserved for issuance....     500,000      --          --             --
Granted....................................     (71,000)     71,000      --               9.50
Exercised..................................      --          (3,800)     --                .75
                                             ----------  ----------  -----------
Balance at April 30, 1997..................     213,500   1,182,700      20,000           2.58
                                             ----------  ----------  -----------
                                             ----------  ----------  -----------

                                 MEDWAVE, INC.,
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 30, 1997

8. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes information about the stock options outstanding at April 30, 1997:

                              OPTIONS OUTSTANDING
                  -------------------------------------------
                                  WEIGHTED                         OPTIONS EXERCISABLE
                                   AVERAGE        WEIGHTED     ----------------------------
                                  REMAINING        AVERAGE                     WEIGHTED
    RANGE OF        NUMBER       CONTRACTUAL      EXERCISE       NUMBER         AVERAGE
 EXERCISE PRICE   OUTSTANDING       LIFE            PRICE      EXERCISABLE  EXERCISE PRICE
----------------  -----------  ---------------  -------------  -----------  ---------------
$     .75            191,200         7 years      $     .75       152,200      $     .75
      1.25           376,460         6 years           1.25       376,460           1.25
  2.00 - 2.25        264,040         8 years           2.23       132,790           2.21
      3.00            60,000         8 years           3.00        15,000           3.00
  5.00 - 5.25        240,000         9 years           5.11        60,000           5.11
  8.00 - 9.00         21,000        10 years           8.05        --             --
 10.00 - 10.50        50,000        10 years          10.11        --             --
                  -----------                                  -----------
  .75 - 10.50      1,202,700       7.5 years           2.58       736,450           1.65
                  -----------                                  -----------
                  -----------                                  -----------

    Options outstanding expire at various dates during the period from 2002 through 2007. The number of options exercisable as of April 30, 1997 and 1996 were 736,450 and 584,950, respectively, at weighted average exercise prices of $1.65 and $1.25 per share, respectively.

    In connection with the Convertible Preferred Stock, Series II sale in 1992, the Company issued warrants to purchase 80,000 shares of Common Stock at an exercise price of $2.25 per share. The warrants were fully exercised in June 1996.

    In connection with bridge financing in 1991, the Company issued warrants to purchase 109,489 shares of Common Stock at an original exercise price of $1.37 per share. The warrants originally expired on February 1, 1996. In September 1995, the Company's Board of Directors amended such warrants to extend the exercise date to February 1, 1998 and increased the exercise price from $1.37 per share to $1.87 per share. Warrants for the purchase of 44,378 and 51,896 shares were exercised during fiscal 1997 and 1996, respectively. There are a total of 13,215 warrants remaining to be exercised.

    In connection with the IPO, the Company issued warrants to purchase 140,000 shares of Common Stock at an exercise price of $6.00 per share. The warrants expire in the year 2000.

PRO FORMA DISCLOSURES

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

    Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996: risk-free interest

                                 MEDWAVE, INC.,
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 30, 1997

8. STOCK OPTIONS AND WARRANTS (CONTINUED) rates ranging from 5.29% to 6.03%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of
 .57 and a weighted-average expected life of the option of 4 years.

    The weighted-average fair value of options granted during the years ended April 30, 1997 and 1996 was $4.65 and $1.78 per share, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                             APRIL 30
                                                                    --------------------------
                                                                        1997          1996
                                                                    -------------  -----------
Pro forma net loss................................................  $  (1,910,295) $  (812,778)
Pro forma net loss per common share...............................           (.40)        (.21)

    The pro forma effect on net loss for fiscal 1997 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of July 17, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

    The directors and executive officer of the Company are:

NAME                                                 AGE                     POSITION
-----------------------------------------------      ---      --------------------------------------
G. Kent Archibald..............................          56   President, Chief Executive Officer,
                                                              Secretary, and Director

Mark T. Bakko..................................          37   Chief Financial Officer

Norman Dann(1).................................          69   Director

Todd A. Erdmann................................          40   Vice President Sales & Marketing

Jerry E. Robertson, Ph.D.(1)...................          63   Director

------------------------

(1) Member of the Audit and Compensation Committees

    All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers. The Board of Directors has an Audit Committee, which (i) reviews the Company's annual financial statements, (ii) makes recommendations regarding the Company's independent auditors and scope of auditor services, (iii) reviews the adequacy of accounting and audit policies, compliance assurance procedures and internal controls, (iv) reviews non-audit service performed by auditors to maintain auditor's service performed by auditors to maintain auditors' independence, and (v) reports to the Board on the adequacy of disclosures and adherence to accounting principles. The Board of Directors also has formed a Compensation Committee, which (i) reviews compensation philosophy and major compensation benefits for executives, (ii) administers the Company's Stock Option Plan, and (iii) approves executive officers' compensation.

    G. KENT ARCHIBALD is the President, Chief Executive Officer, Secretary, and a director of the Company. He has served in these positions since October 1991. From 1988 to 1991, Mr. Archibald was a private consultant and investor. From 1978 to 1984, Mr. Archibald was founder, president and director of AVI, Inc., a medical device company acquired by 3M Company's Medical Products Division in 1984. After this acquisition, Mr. Archibald served until 1988 as a general manager and engineering director for 3M. Prior to his involvement with AVI, Inc., Mr. Archibald held engineering positions at 3M, Control Data Corporation, and The Boeing Company, Inc. Mr. Archibald holds a B.S. degree in electrical engineering and is a professional engineer in the State of Minnesota. He serves as a director of RayMedica, Inc.

    MARK T. BAKKO is the Chief Financial Officer of the Company. He has served in this position since February 1997. From 1984 to 1997, Mr. Bakko was with Deloitte & Touche LLP with his most recent position being a senior manager. Mr. Bakko has been a Certified Public Accountant since 1985 in the State of Minnesota. Mr. Bakko holds a Masters of Business Taxation and B.S.B.A. degree in Accounting from the University of Minnesota.

    NORMAN DANN, a director of the Company since August 1995, has extensive experience in the medical device industry. Since 1992, Mr. Dann has been a business consultant concentrating in the areas of venture capital, strategic planning, marketing and product development. Mr. Dann also currently serves as a director of Minntech Corporation, and several private companies. From 1980 to 1992, Mr. Dann served as an executive officer of and consultant to Pathfinder Ventures, Inc., a venture capital firm ("Pathfinder"), and served as a general partner of three of Pathfinder's funds and partnerships. From 1971 to 1977, Mr. Dann served as Vice President of Sales and Marketing and Senior Vice President of Development with Medtronic, Inc., a leading manufacturer of cardiac pacemakers and other medical products. In 1960, Mr. Dann founded The Dann Company, an independent representative and service organization for medical products which was acquired by Medtronic, Inc. in 1971. Mr. Dann holds a B.S. degree in industrial engineering from Pennsylvania State University.

    TODD A. ERDMANN is the Vice President of Sales and Marketing of the Company. He has served in this position since December 1995. Prior to joining Medwave, Mr. Erdmann served as Vice President of Sales and Marketing for Nihon Kohden America, Inc., a leading manufacturer of EEG and patient monitoring systems. From 1981 to 1994, Mr. Erdmann served in various senior management position with Siemens Medical Systems Inc., a leading manufacturer of patient monitoring systems and other medical products. Mr. Erdmann attended the UW Parkside in Racine, Wisconsin.

    JERRY E. ROBERTSON, Ph.D., has been a director of the Company since August 1995. Dr. Robertson also currently serves as a director of the following publicly traded companies: Manor Care, Inc., Cardinal Health, Inc., CHOICE Hotels International, Inc., Haemonetics Corporation, Coherent, Inc., Steris Corporation, and Allianz Life Insurance Company of North America. Dr. Robertson also serves as a director of Project HOPE, a nonprofit organization which provides medical services throughout the world. From 1963 to 1994, Dr. Robertson served in various supervisory, management, and executive positions with 3M Company. He served as executive vice president of 3M's Life Sciences Sector and Corporate Services from 1984 to 1994 and a member of 3M's Board of Directors from 1990 to 1994. Prior to that time, Dr. Robertson served in various capacities in the areas of surgical and medical products, chemical and synthetic medicinal research, and technical planning and coordination. Dr. Robertson holds a Ph.D. in organic chemistry.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending April 30, 1997, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth certain information regarding compensation earned or awarded to G. Kent Archibald, the President and Chief Executive Officer and Todd A. Erdmann, the Vice President of Sales & Marketing of the Company during the Company's last three fiscal years ended April 30, 1995, 1996, and 1997. No other executive officer of the Company received total salary and bonus compensation in excess of $100,000 for fiscal year ending 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                                                      ------------------
                                                          ANNUAL COMPENSATION             SECURITIES
                                                    --------------------------------  UNDERLYING OPTIONS    ALL OTHER
NAME AND PRINCIPAL POSITION                           YEAR       SALARY      BONUS     (# OF SHARES)(1)    COMPENSATION
--------------------------------------------------  ---------  ----------  ---------  ------------------  --------------
G. Kent Archibald,................................       1997  $  150,000     --              --           $   4,500(2)
  President and Chief Executive Officer                  1996     110,425     --             175,000           1,312(2)
                                                         1995      54,840     --              85,000            --

Todd A. Erdmann,..................................       1997  $  162,669     --              --           $   3,206(2)
  Vice President Sales & Marketing                       1996      60,288     --             175,000            --
                                                         1995      --         --              --                --

------------------------

(1) Number of shares of Common Stock subject to options that were granted during the year.

(2) Reflects the Company's contribution to executive's individual retirement account under the Company's Simplified Employee Pension Plan.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

    No options were granted during fiscal year 1997 to the named Executive Officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

    The following table sets forth certain information concerning each exercise of stock options during the year ended April 30, 1997 by each of the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of each such Named Executive Officer.

                                                                NUMBER OF UNEXERCISED
                                                                SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                                       OPTIONS               IN-THE-MONEY OPTIONS
                                  SHARES                        AT FISCAL YEAR-END(#)        AT FISCAL YEAR-END($)
                                ACQUIRED ON        VALUE      --------------------------  ---------------------------
NAME                            EXERCISE(#)     REALIZED($)   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----------------------------  ---------------  -------------  -----------  -------------  ------------  -------------
G. Kent Archibald...........           -0-       $     -0-       303,750        131,250   $  2,580,625   $   984,375
Todd A. Erdmann.............           -0-             -0-        43,750        131,250        205,188       615,563

COMPENSATION OF DIRECTORS

    Directors are not currently paid fees for attending meetings. In connection with the election of Messrs. Dann and Robertson to the Board of Directors, the Board of Directors in August 1995 granted to each of Messrs. Dann and Robertson ten-year non-qualified options to purchase 30,000 shares of Common Stock, at an exercise price of $3.00 per share, vesting over a four-year period.

    Although the Company has non-compete and confidentiality agreements with its employees, the Company does not have an employment agreement with, or key-man life insurance on, Mr. Archibald or any other individual.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the beneficial ownership of shares of Common Stock of the Company on July 17, 1997 by each director and Named Executive Officer, by all directors and executive officers as a group and by all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated.

                                                                     SHARES
                                                                  BENEFICIALLY     PERCENT OF
NAME AND ADDRESS                                                    OWNED(1)        OWNERSHIP
--------------------------------------------------------------  -----------------  -----------
G. Kent Archibald ............................................        501,743(2)         9.7%
4382 Round Lake Road West
Arden Hills, MN 55112

Norman Dann ..................................................         15,000(3)        *
4382 Round Lake Road West
Arden Hills, MN 55112

Todd A. Erdmann ..............................................         49,400(5)        *
4382 Round Lake Road West
Arden Hills, MN 55112

Jerry E. Robertson ...........................................         15,000(3)        *
3050 Minnesota Word Trade Center
30 Seventh Street East
St. Paul, MN 55108

David B. Johnson .............................................        472,037(4)         9.6%
5500 Wayzata Boulevard
8th Floor--Suite 800
Minneapolis, MN 55416

All Executive Officers and Directors as a Group (5 persons)...        591,143(6)        11.3%

------------------------

*   Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such person or group.

(2) Includes Options to purchase 347,500 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

(3) Such shares are not outstanding but may be purchased upon exercise of options which are currently exercisable or will become exercisable within 60 days of the date hereof.

(4) Includes 28,500 shares held by Mr. Johnson's spouse and minor children, over which he may be deemed to share voting and disposition power, and warrants to purchase 82,658 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

(5) Includes 872 shares owned by Mr. Erdmann's wife, over which he may be deemed to share voting and investment power and an option to purchase 43,750 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

(6) Includes options to purchase 448,750 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

    There are no related party transactions.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    See Exhibit Index on page following signatures.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDWAVE, INC.
                                a Minnesota Corporation
Date: July 23, 1997

                                By             /s/ G. KENT ARCHIBALD
                                     -----------------------------------------
                                                 G. Kent Archibald
                                                     PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, CEO, and
    /s/ G. KENT ARCHIBALD         Director
------------------------------    (principal executive         July 23, 1997
      G. Kent Archibald           officer)

      /s/ MARK T. BAKKO         Chief Financial Officer
------------------------------    (principal financial and     July 23, 1997
        Mark T. Bakko             accounting officer)

       /s/ NORMAN DANN
------------------------------  Director                       July 23, 1997
         Norman Dann

------------------------------  Director                       July 23, 1997
  Jerry E. Robertson, Ph.D.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                 MEDWAVE, INC.

                                 EXHIBIT INDEX
                                       TO
                FORM 10-KSB FOR FISCAL YEAR ENDED APRIL 30, 1997

EXHIBIT
NUMBER DESCRIPTION
------ --------------------------------------------------------------------------
  3.1  Amended and Restated Articles of Incorporation--incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2,
         Reg. No. 33-96878C*

  3.2 Amended and Restated Bylaws--incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form SB-2, Reg. No.
         33-96878C*

 10.1  Agreement of Lease dated February 22, 1996 between the Company and
         Distribution Systems and Service Corporation and Scholl's
         Inc.--incorporated by reference to Exhibit 10.1 to the Registrant's
         Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996*

 10.2** Amended and Restated Medwave Stock Option Plan (as amended through
         November 19, 1995) and forms of Incentive and Nonstatutory Stock Option
         Agreements thereunder-- incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on From 10-KSB for the fiscal year ended
         April 30, 1996*

 10.3  Agreement of Lease dated April 10, 1997 between the Company and The Remada
         Companies

 11.1  Statement of Computation of Net Loss Per Share

 23.2  Consent of Ernst & Young LLP

 27    Financial data Schedule (filed in electronic format only)

------------------------

* Incorporated by reference to a previously filed report or document, SEC File No. 0-28010 unless otherwise indicated

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB