Form 10-Q
period 1997-07-31
MEDWAVE INC
filed 1997-09-12
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 1997; or

[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________


Commission File Number:    0-28010

                                  MEDWAVE, INC.
             (Exact name of registrant as specified in its charter)

 Minnesota                                                  41-1493458
(State or other jurisdiction of                             (IRS employer
incorporation or organization)                          identification number)
                            4382 Round Lake Road West
                          Arden Hills, Minnesota 55112
                    (Address of principal executive offices,
                                    zip code)

                                 (612) 639-1227
                    (Registrant's telephone number, including
                                   area code)

Indicate by mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

As of August 30, 1997, the issuer had 4,820,738 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX
                                                                          Page

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - April 30, 1997 and July 31, 1997                   2

         Statements of Operations - Three Months Ended July 31, 1997         3
          and 1996 and Period from June 27, 1984 (Inception) to
          July 31, 1997

         Statements of Cash Flows - Three Months Ended July 31, 1997         4
          and 1996 and Period from June 27, 1984 (Inception) to
          July 31, 1997

         Notes to Financial Statements                                       5

 Item 2. Management's Discussion and Analysis of Financial Condition         6
          and Results of Operation

 Item 3. Quantitative and Qualitative Disclosures About Market Risk          7

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                   7

 Item 2. Changes in Securities                                               7

 Item 3. Defaults Upon Senior Securities                                     7

 Item 4. Submission of Matters To A Vote of Security Holders                 7

 Item 5. Other Information                                                   8

 Item 6. Exhibits and Reports on Form 8-K                                    8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                         April 30,             July 31,
                                                                                           1997                  1997
                                                                                      --------------------------------------
                                                                                       (see note 2)            (unaudited)

Assets
Current Assets:
      Cash and cash equivalents                                                            $1,240,100          $    156,955
      Short term investments                                                                2,539,905             2,544,438
      Accounts receivable                                                                      41,986               152,975
      Inventories                                                                             114,467               186,150
      Prepaid expenses                                                                         81,182                46,724
                                                                                      --------------------------------------
Total current assets                                                                        4,017,640             3,087,242

Investments                                                                                 1,298,658             1,809,605

Property and equipment:
      Research and development equipment                                                      237,561               230,721
      Office Equipment                                                                        121,193               118,690
      Manufacturing and engineering equipment                                                  68,262                71,582
      Sales and marketing equipment                                                            34,371                39,420
      Leasehold improvements                                                                   31,613                31,613
                                                                                      --------------------------------------
                                                                                              493,000               492,026
      Accumulated depreciation                                                               (336,320)             (336,662)
                                                                                      --------------------------------------
                                                                                              156,680               155,364

Patents, net                                                                                   78,818                72,468
                                                                                      ======================================
Total Assets                                                                               $5,551,796          $  5,124,679
                                                                                      ======================================

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                                    $    78,390          $    188,154
      Accrued payroll                                                                          50,810                49,605
                                                                                      --------------------------------------
Total current liabilities                                                                     129,200               237,759

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares--4,818,738                                  12,764,703            12,764,703
      Unrealized gain/(loss) on investments                                                   (24,919)                2,554
      Deficit accumulated during the development stage                                     (7,317,188)           (7,880,337)
                                                                                      --------------------------------------
Total shareholders' equity                                                                  5,422,596             4,886,920
                                                                                      --------------------------------------

Total liabilities and shareholders' equity                                                 $5,551,796          $  5,124,679
                                                                                      ======================================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                             Period from
                                                                                                            June 27, 1984
                                                                                                             (Inception)
                                                                  Three months ended July 31                      to
                                                               ---------------------------------
                                                                       1997                1996             July 31, 1997
                                                               ---------------------------------           -----------------

Revenue:
      Net Sales                                                  $  186,709             None                $       259,651

Operating expenses:
      Cost of sales and product development                         188,836             None                        302,097
      Research and development                                      276,657             176,020                   4,864,389
      Sales and marketing                                           252,528              73,400                     900,805
      General and administrative                                     93,839             108,414                   2,308,329
                                                               ---------------------------------           -----------------
Operating loss                                                     (625,151)           (357,834)                 (8,115,969)

Other income:
      Interest income                                                62,001              86,780                     862,391
                                                               =================================           =================
Net loss                                                          $(563,150)       $   (271,054)            $    (7,253,578)
                                                               =================================           =================

Net loss per share                                                $   (0.12)       $      (0.06)            $         (3.22)
                                                               =================================           =================
Weighted average number of common and
      common equivalent shares outstanding                        4,818,738           4,721,706                   2,251,284
                                                               =================================           =================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                                   Period from
                                                                                                                   June 27, 1984
                                                                               Three months ended July 31          (Inception)
                                                                            -----------------------------------         to
                                                                                     1997                 1996    July 31, 1997
                                                                            -----------------------------------  -----------------

Operating activities
Net loss                                                                     $   (563,150)        $   (271,054)   $    (7,253,578)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                 17,730               10,888            494,613
      Amortization                                                                  6,350                9,697             63,549
      Loss on sale of equipment                                                      ---                  ---               7,375
      Issuance of Common Stock for consulting services                               ---                  ---               3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                                     (110,989)                ---            (152,975)
         Inventories                                                              (71,683)             (15,153)          (186,150)
         Prepaid expenses                                                          34,458               51,044            (46,724)
         Accounts payable and accrued expenses                                    109,764              (24,630)           188,154
         Accrued payroll and related taxes                                         (1,205)               3,110             49,605
                                                                            -----------------------------------  -----------------
Net cash used in operating activities                                            (578,725)            (236,098)        (6,832,718)

Investing activities
Patent expenditures                                                                 ---                (27,157)          (137,858)
Purchase of investments                                                          (488,006)          (2,558,229)       (29,355,624)
Sales and maturity of investments                                                   ---              2,499,773         25,005,978
Purchase of property and equipment                                                (16,414)             (39,464)          (672,908)
Proceeds from sale of equipment                                                     ---                   ---              18,200
                                                                            -----------------------------------  -----------------
Net cash used in investing activities                                            (504,420)            (125,077)        (5,142,212)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock                           ---                   ---           4,848,258
Net proceeds from issuance of Common Stock                                          ---                291,009          7,283,627
                                                                            -----------------------------------  -----------------
Net cash provided by financing activities                                           ---                291,009         12,131,885
                                                                            -----------------------------------  -----------------

(Decrease) increase in cash and cash equivalents                               (1,083,145)             (70,166)           156,955
Cash and cash equivalents at beginning of period                                1,240,100              769,121              ---
                                                                            ===================================  =================
Cash and cash equivalents at end of period                                  $     156,955         $     698,955   $       156,955
                                                                            ===================================  =================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                  July 31, 1997

1.   Organization and Description of Business

     Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development, manufacturing and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults.

2.   Basis of Presentation

     The financial information presented as of July 31, 1997 has been prepared from the books and records without audit. Financial information as of April 30, 1997 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs sixteen full-time employees and two part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, continual blood pressure measurement and monitoring system. Utilizing the Company's proprietary technology, the Vasotrac(R) system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and non-invasive qualities of the Vasotrac(R) system make it a new approach to blood pressure monitoring.

The Company has incurred an accumulated deficit of $7,880,337 from its inception through July 31, 1997. Significant additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

Until November 1995, the Company financed its activities through a series of private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's initial public offering (IPO) in November, 1995.

The Company's success is dependent upon the successful development and marketing of the Vasotrac(R) system. However, there can be no assurance that the Vasotrac(R) system can ever by successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. The Company is conducting a controlled market rollout of the Vasotrac(R). This controlled market rollout is designed to provide the Company with user feedback on the Vasotrac(R). The Company is using the feedback to make minor product enhancements and hopes to be ready for nationwide sales by April 1998. This is highly dependent on the development process for the system, the scale-up process, customer acceptance, and distribution methods that become available to the Company. This strategy also pursues limited unit sales to larger healthcare organizations for review and trial before any significant unit orders are considered by the customer.

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

Proceeds from the IPO are being used primarily to continue clinical testing of the Vasotrac(R) system, to begin manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $900,000 for research and development, including amounts expected to be spent on clinical trials. The funds are expected to be used to develop improved sensors and wrist holders and to sustain engineering support for manufacturing. No significant amount of equipment is expected to be required. The Company believes that the net proceeds of the IPO offering will allow the Company to meet its cash requirements for approximately eighteen months from July 31, 1997. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months ended July 31, 1997 and 1996, respectively. The analysis of liquidity and capital resources compares July 31, 1997 to April 30, 1997.

Operating revenue was $186,709 and $0 for the quarter ended July 31, 1997 and 1996, respectively. The Company commenced sales during fiscal 1997.

Cost of sales and product development was $188,836 and $0 for the quarter ended July 31, 1997 and 1996, respectively. The Company commenced sales during fiscal 1997.

The Company incurred $276,657 and $176,020 for research and development expenses for the quarter ended July 31, 1997 and 1996, respectively. The research and development expense increase was primarily attributed to conducting a multi-site clinical study on the accuracy of the Vasotrac(R) system.

The Company incurred $252,528 and $73,400 for sales and marketing expenses for the quarter ended July 31, 1997 and 1996, respectively. The sales and marketing expense increase was attributable to the hiring of additional sales associates and an increase in travel expenses as the Company continues the sales rollout of the Vasotrac(R).

The Company incurred $93,839 and $108,414 for general and administrative expenses for the quarter ended July 31, 1997 and 1996, respectively. The decrease in general and administrative expenses was primarily attributed to decreased insurance expenses associated with more favorable liability rates.

Interest income was $62,001 and $86,780 for the quarter ended July 31, 1997 and July 31, 1996, respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the Company increases the cost of rolling out the Vasotrac(R) system.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short-and long-term investments were $4,560,998 and $5,078,663 at July 31, 1997 and April 30, 1997, respectively. The
Company incurred cash expenditures of $578,725 for operations for the quarter ended July 31, 1997.

In November 1995, the Company completed its initial public offering of 1,610,000 shares of Common Stock raising approximately $6,900,000 in net proceeds to the Company. Prior to the initial public offering, the Company financed its activities through a series of private placements of equity securities. The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "MDWV".

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately eighteen months from July 31, 1997. The Company has no significant capital expenditure commitments.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
   Not applicable.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES
   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.  OTHER INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: resistance to the acceptance of new biotechnology and medical monitoring products, the market acceptance of the Vasotrac(R) system, hospital budgeting cycles, and the possibility of adverse findings or negative commentary from clinical researchers or other users of the product.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

          EXHIBITS DESCRIPTION
            11 Statement regarding Computation of Earnings Per Share 27 Financial data schedule

     (B)  REPORTS ON FORM 8K:
            No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1997

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    September 12, 1997            Medwave, Inc.


                                       By: /s/ G. Kent Archibald
                                           G. Kent Archibald
                                           President and Chief Executive Officer

                                           /s/ Mark T. Bakko
                                           Mark T. Bakko
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                  JULY 31, 1997


Exhibit No.          Description
-----------          -----------

   11                Statement regarding Computation of Earnings Per Share

   27                Financial Data Schedule (filed in electronic format only)