Form 10-Q
period 1997-10-31
MEDWAVE INC
filed 1997-12-15
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended October 31, 1997; or

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

As of November 30, 1997, the issuer had 4,822,738 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets - April 30, 1997 and October 31, 1997                2

        Statements of Operations - Three Months Ended October 31, 1997      3
          and 1996, Six Months Ended October 31, 1997 and 1996, and
          Period from June 27, 1984 (Inception) to October 31, 1997

        Statements of Cash Flows - Three Months Ended October 31, 1997      4
          and 1996, Six Months Ended October 31, 1997 and 1996,  and
          Period from June 27, 1984 (Inception) to October 31, 1997


        Notes to Financial Statements                                       5


Item 2. Management's Discussion and Analysis of Financial Condition         6
          and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk          7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   7

Item 2. Changes in Securities and Use of Proceeds                           8

Item 3. Defaults Upon Senior Securities                                     9

Item 4. Submission of Matters To A Vote of Security Holders                 9

Item 5. Other Information                                                   9

Item 6. Exhibits and Reports on Form 8-K                                    9

                         PART I - FINANCIAL INFORMATION

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                         April 30,           October 31,
                                                                                           1997                  1997
                                                                                      --------------------------------------
                                                                                      (see note 2)         (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                            $1,240,100          $  2,651,184
      Short term investments                                                                2,539,905               503,730
      Accounts receivable                                                                      41,986                64,893
      Inventories                                                                             114,467               159,037
      Prepaid expenses                                                                         81,182                 8,369
                                                                                      --------------------------------------
Total current assets                                                                        4,017,640             3,387,213

Investments                                                                                 1,298,658               797,344

Property and equipment:
      Research and development equipment                                                      237,561               241,710
      Office Equipment                                                                        121,193               118,690
      Manufacturing and engineering equipment                                                  68,262                71,582
      Sales and marketing equipment                                                            34,371                58,174
      Leasehold improvements                                                                   31,613                31,613
                                                                                      --------------------------------------
                                                                                              493,000               521,769
      Accumulated depreciation                                                               (336,320)             (356,364)
                                                                                      --------------------------------------
                                                                                              156,680               165,405

Patents, net                                                                                   78,818                66,118
                                                                                      ======================================
Total Assets                                                                               $5,551,796          $  4,416,080
                                                                                      ======================================

Liabilities and shareholders' equity Current liabilities:
      Accounts payable                                                                    $    78,390          $    149,233
      Accrued payroll                                                                          50,810                53,898
                                                                                      --------------------------------------
Total current liabilities                                                                     129,200               203,131

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issues and outstanding shares -- 4,818,738 at                             12,764,703            12,767,703
                    April 30, 1997 and 4,822,738 at Oct 31, 1997
      Unrealized gain/(loss) on investments                                                   (24,919)               ---
      Deficit accumulated during the development stage                                     (7,317,188)           (8,554,754)
                                                                                      --------------------------------------
Total shareholders' equity                                                                  5,422,596             4,212,949
                                                                                      --------------------------------------

Total liabilities and shareholders' equity                                                 $5,551,796          $  4,416,080
                                                                                      ======================================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)

                                                                                                                    Period from
                                                                                                                    June 27, 1984
                                                                                                                     (Inception)
                                          Three months ended October 31          Six months ended October 31              to
                                        -----------------------------------  -------------------------------------
                                            1997               1996                1997               1996          October 31, 1997
                                        -----------------------------------  -------------------------------------  ---------------

Revenue:
  Net Sales                              $  106,087         $    4,995          $  292,796          $   4,995          $   365,738

Operating expenses:
  Cost of sales and product development     116,929              9,353             305,765              9,353              419,026
  Research and development                  304,698            238,439             581,355            414,459            5,169,087
  Sales and marketing                       307,543            126,159             560,071            199,559            1,208,348
  General and administrative                112,875            110,847             206,714            219,261            2,421,204
                                        -----------------------------------  -------------------------------------  ---------------
Operating loss                            ($735,958)         ($479,803)        ($1,361,109)         ($837,637)         ($8,851,927)

Other income:
  Interest income                            61,541             85,862             123,542            172,642              923,932
                                        ===================================  =====================================  ================
Net loss                                 $ (674,417)        $ (393,941)        $(1,237,567)         $(664,995)         $(7,927,995)
                                        ===================================  =====================================  ================

Net loss per share                       $    (0.14)        $    (0.08)        $     (0.26)         $   (0.14)         $     (3.45)
                                        ===================================  =====================================  ================
Weighted average number of common and
  common equivalent shares outstanding    4,821,265          4,808,533           4,819,995          4,765,375            2,299,794
                                        ===================================  =====================================  ================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                                      Period from
                                                                                                                     June 27, 1984
                                                                                                                       (Inception)
                                             Three months ended October 31       Six months ended October 31                to
                                             --------------------------------  ----------------------------------      October 31,
                                                    1997              1996             1997               1996          1997
                                             --------------------------------  ----------------------------------    -------------

Operating activities
Net loss                                      $   (674,417)     $   (393,941)   $  (1,237,567)     $     (664,995)    $(7,927,995)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation                                    19,703             5,628           37,433              16,516         514,316
    Amortization                                     6,349             7,254           12,699              16,951          69,898
    Loss on sale of equipment                          ---               ---              ---                 ---           7,375
    Issuance of Common Stock for
      consulting services                              ---               ---              ---                 ---           3,413
    Changes in operating assets
     and liabilities:
      Accounts receivable                           88,082            (4,995)         (22,907)            (4,995)         (64,893)
      Inventories                                   27,113          (101,267)         (44,570)          (116,420)        (159,037)
      Prepaid expenses                              38,355           (91,706)          72,813            (40,662)          (8,369)
      Accounts payable and accrued expenses        (38,921)          (20,294)          70,843            (44,924)         149,233
      Accrued payroll and related taxes              4,293             9,190            3,088             12,300           53,898
                                             --------------------------------  ---------------------------------- -----------------
Net cash used in operating activities             (529,443)         (590,131)      (1,108,168)          (826,229)      (7,362,161)

Investing activities
Patent expenditures                                    ---               ---              ---            (27,157)        (137,858)
Purchase of investments                         (1,000,045)       (2,657,825)      (1,488,051)        (5,216,054)      (30,355,669)
Sales and maturity of investments                4,050,460         2,741,704        4,050,460          5,241,477        29,056,438
Purchase of property and equipment                 (29,743)          (19,186)         (46,157)           (58,650)         (702,651)
Proceeds from sale of equipment                        ---               ---              ---                ---            18,200
                                             --------------------------------  ---------------------------------- -----------------
Net cash used in investing activities            3,020,672            64,693        2,516,252            (60,384)       (2,121,540)

Financing activities
Net proceeds from issuance of Convertible
  Preferred Stock                                      ---               ---              ---                ---         4,848,258
Net proceeds from issuance of Common Stock           3,000               ---            3,000            291,009         7,286,627
                                             --------------------------------  ---------------------------------- -----------------
Net cash provided by financing activities            3,000               ---            3,000            291,009        12,134,885
                                             --------------------------------  ---------------------------------- -----------------

(Decrease) increase in cash and cash
   equivalents                                   2,494,229          (525,438)       1,411,084           (595,604)        2,651,184
Cash and cash equivalents at beginning
   of period                                       156,955           698,955        1,240,100            769,121               ---
                                             ================================  ================================== =================
Cash and cash equivalents at end of period    $  2,651,184     $     173,517   $    2,651,184      $     173,517   $     2,651,184
                                             ================================  ================================== =================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                October 31, 1997

1.   Organization and Description of Business

     Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development, manufacturing and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults.

2.   Basis of Presentation

     The financial information presented as of October 31, 1997 has been prepared from the books and records without audit. Financial information as of April 30, 1997 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs sixteen full-time employees and two part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, blood pressure measurement and monitoring system. Utilizing the Company's proprietary technology, the Vasotrac(R) system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and non-invasive qualities of the Vasotrac(R) system make it a new approach to blood pressure monitoring.

The Company has incurred an accumulated deficit of $(8,554,754) from its inception through October 31, 1997. Significant additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac(R) system. However, there can be no assurance that the
Vasotrac(R) system will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. The Company is conducting a controlled market rollout of the Vasotrac(R). This controlled market rollout is designed to provide the Company with user feedback on the Vasotrac(R). The Company is using the feedback to make minor product enhancements. The Company hopes to be ready for nationwide sales by April 1998. This is highly dependent on the development process for the system, the scale-up process, customer acceptance, and distribution methods that become available to the Company. This strategy also includes limited unit sales to larger healthcare organizations for review and trial before any significant unit orders are considered by the customer.

As the Company emerges from the development stage, its success will also depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company estimates that within the next twelve months, it may require approximately 10 additional persons, including two in the area of general and administrative, three in sales and marketing, two in research and development, and three in manufacturing. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $500,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Cash and cash equivalents, and short and long-term investments are being used primarily to continue clinical testing of the Vasotrac(R) system, to begin manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $500,000 for research and development, including amounts expected to be spent on clinical trials. The funds are expected to be used to develop improved sensors and wrist holders and to sustain engineering support for manufacturing. No significant amount of equipment is expected to be required. The Company believes that the cash and cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately fifteen months from October 31, 1997. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and six months ended October 31, 1997 and 1996, respectively. The analysis of liquidity and capital resources compares October 31, 1997 to April 30, 1997.

Operating revenue was $106,087 and $4,995 for the quarter ended October 31, 1997 and 1996, respectively. Operating revenue was $292,796 and $4,995 for the six months ended October 31, 1997 and 1996 respectively. The Company commenced sales in the second quarter of fiscal year 1997.

Cost of sales and product development was $116,929 and $9,353 for the quarter ended October 31, 1997 and 1996, respectively. Cost of sales and product development was $305,765 and $9,353 for the six months ended October 31, 1997 and 1996, respectively. The Company commenced sales during the second quarter of fiscal year 1997.

The Company incurred $304,698 and $238,439 for research and development expenses for the quarter ended October 31, 1997 and 1996, respectively. The Company incurred $581,355 and $414,459 for research and development expenses for the six months ended October 31, 1997 and 1996, respectively. The research and development expense increase was primarily attributed to conducting a multi-site clinical study on the accuracy of the Vasotrac(R) system.

The Company incurred $307,543 and $126,159 for sales and marketing expenses for the quarter ended October 31, 1997 and 1996, respectively. The Company incurred $560,071 and $199,559 for sales and marketing expenses for the six months ended October 31, 1997 and 1996 respectively. The sales and marketing expense increase was attributable to the hiring of additional sales associates and an increase in travel expenses as the Company continues the sales rollout of the Vasotrac(R).

The Company incurred $112,875 and $110,847 for general and administrative expenses for the quarter ended October 31, 1997 and 1996, respectively. The Company incurred $206,714 and $219,261 for the six months ended October 31, 1997 and 1996 respectively. For the six months ended October 31, 1997 compared to the six months ended October 31, 1996, the decrease in general and administrative expenses was primarily attributable to lower insurance expenses.

Interest income was $61,541 and $85,862 for the quarter ended October 31, 1997 and October 31, 1996, respectively. Interest income was $123,542 and $172,642 for the six months ended October 31, 1997 and 1996 respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the Company increases the cost of rolling out the Vasotrac(R) system.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $4,154,557 and $5,078,663 at October 31, 1997 and April 30, 1997, respectively.
The Company incurred cash expenditures of $529,443 for operations for the quarter ended October 31, 1997.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately fifteen months from October 31, 1997. The Company has no significant capital expenditure commitments.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
   Not applicable.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of proceeds for the period ending:  October 31, 1997
(1)      Effective Date:                      November 9, 1995
         SEC File Number:                     33-96878C

(2)      Offering Date:                       November 9, 1995

(4)(ii)  Managing Underwriter:                Miller, Johnson & Kuehn, Inc.
(4)(iii) Title of Security:                   Common Stock
(4)(iv)  Amount Registered:                    1,610,000
         Aggregate Offering Price:            $8,050,000
         Amount Sold:                          1,610,000
         Aggregate Offering Price Sold:       $8,050,000
(4)(v)   Underwriting Discount and Commissions:      $   805,000
         Expenses paid to or for underwriters:       $   194,169
         Other expenses:                             $   217,263
         Total expenses:                             $ 1,216,432
         All 4(v) are direct or indirect payments to others
(4)(vi)  Net offering proceeds:               $6,833,568

(4)(viii)Temporary Investments (specify)

         Construction of Plant, building and        (A) Direct or indirect payments to directors,
         Facilities                                  officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          None
                                                    (B)  Direct or indirect payment to others:              $     31,613

         Purchases and installation of              (A) Direct or indirect payments to directors,
         machinery and equipment                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          None
                                                    (B)  Direct or indirect payment to others:              $    211,504

         Reserve Asset Management Account:          (A)  Direct or indirect payments to directors,
                                                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          None
                                                    (B)  Direct or indirect payment to others:              $  1,799,706

         Marketing & Manufacturing:                 (A)  Direct or indirect payments to directors,
                                                     officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          $   324,754
                                                    (B)  Direct or indirect payment to others:              $ 1,681,569

         Research & Development:                    (A)  Direct or indirect payments to directors,
                                                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          $   227,493
                                                    (B)  Direct or indirect payment to others:              $ 1,544,669

         General & Administrative:                  (A)  Direct or indirect payments to directors,
                                                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          $   194,581
                                                    (B)  Direct or indirect payment to others:              $   817,679

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         a) On September 25, 1997, the Company held its annual meeting of shareholders. The Company's shareholders elected the following four persons as directors, each to serve until the next annual meeting of shareholders or until their successor is elected and qualified:

Election of Directors                  Votes For             Votes Withheld
---------------------------------- --- ----------------- --- -------------------
G. Kent Archibald                         4,068,610                 2,050
Norman Dann                               4,066,610                 4,050
Jeffrey W. Green                          4,068,610                 2,050
Jerry E. Robertson                        4,066,610                 4,050

         b) A proposal to set the number of directors at four was adopted by a vote of 4,055,966 shares in favor, with 3,100 shares against, 11,594 shares abstaining and no broker non-votes.

         c) The shareholders approved a 300,000 increase in the number of shares reserved for issuance under the Amended and Restated Stock Option Plan by a vote of 2,438,424 shares in favor, with 430,470 shares against, 20,393 shares abstaining, and 1,181,373 shares represented by broker non-votes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                       11 Statement regarding Computation of Earnings Per Share 27 Financial data schedule

         (B)      REPORTS ON FORM 8K:
                       No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 15, 1997      Medwave, Inc.

                                By:      /s/ G. Kent Archibald
                                         G. Kent Archibald
                                         President and Chief Executive Officer

                                         /s/ Mark T. Bakko
                                         Mark T. Bakko
                                         Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                OCTOBER 31, 1997


Exhibit No.          Description
-----------          -----------
11                   Statement regarding Computation of Earnings Per Share

27                   Financial Data Schedule (filed in electronic format only)