Form 10-Q
period 1998-01-31
MEDWAVE INC
filed 1998-02-13
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 1998; or

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

As of January 31, 1998, the issuer had 4,926,896 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                            Page


PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - April 30, 1997 and January 31, 1998               2

            Statements of Operations - Three Months Ended January 31, 1998     3
               and January 31, 1997, Nine Months Ended January 31, 1998
                 and January 31, 1997, and Period from June 27, 1984
                (Inception) to January 31, 1998

            Statements of Cash Flows - Three Months Ended January 31, 1998     4
               and January 31, 1997, Nine Months Ended January 31, 1998 and January 31, 1997, and Period from June 27, 1984 (Inception) to January 31, 1998

            Notes to Financial Statements                                      5


  Item 2.   Management's Discussion and Analysis of Financial Condition        5
               and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk         7

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                  8

  Item 2.   Changes in Securities and Use of Proceeds                          8

  Item 3.   Defaults Upon Senior Securities                                    9

  Item 4.   Submission of Matters To A Vote of Security Holders                9

  Item 5.   Other Information                                                  9

  Item 6.   Exhibits and Reports on Form 8-K                                   9

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      April 30,     January 31,
                                                                        1997           1998
                                                                   -----------------------------
                                                                    (see note 2)   (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                    $  1,240,100    $  2,005,308
      Short term investments                                          2,539,905         511,250
      Accounts receivable                                                41,986         157,619
      Inventories                                                       114,467         282,658
      Prepaid expenses                                                   81,182         105,594
                                                                   ------------    ------------
Total current assets                                                  4,017,640       3,062,429

Investments                                                           1,298,658       1,087,648

Property and equipment:
      Research and development equipment                                237,561         243,630
      Office Equipment                                                  121,193         118,690
      Manufacturing and engineering equipment                            68,262          71,582
      Sales and marketing equipment                                      34,371          58,165
      Leasehold improvements                                             31,613          31,613
                                                                   ------------    ------------
                                                                        493,000         523,680
      Accumulated depreciation                                         (336,320)       (376,331)
                                                                   ------------    ------------
                                                                        156,680         147,349

Patents, net                                                             78,818          59,769
                                                                   ------------    ------------
Total Assets                                                       $  5,551,796    $  4,357,195
                                                                   ============    ============

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                             $     78,390    $     83,918
      Accrued payroll                                                    50,810         147,286
                                                                   ------------    ------------
Total current liabilities                                               129,200         231,204

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issues and outstanding shares -- 4,818,738 at       12,764,703      13,237,386
                    April 30, 1997 and 4,926,896 at Jan 31, 1998
      Unrealized gain/(loss) on investments                             (24,919)           --
      Deficit accumulated during the development stage               (7,317,188)     (9,111,395)
                                                                   ------------    ------------
Total shareholders' equity                                            5,422,596       4,125,991
                                                                   ------------    ------------

Total liabilities and shareholders' equity                         $  5,551,796    $  4,357,195
                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                    June 27, 1984
                                                                                                                    (Inception)
                                               Three months ended January 31      Nine months ended January 31          to
                                                ----------------------------      ----------------------------
                                                     1998          1997               1998             1997       January 31, 1998
                                                ----------------------------      ----------------------------      -----------
Revenue:
      Net Sales                                 $   166,013      $    20,481      $   458,809      $    25,476      $   531,751

Operating expenses:
      Cost of sales and product development         129,582           51,551          435,348           60,904          548,608
      Research and development                      230,686          191,351          812,041          605,810        5,399,773
      Sales and marketing                           284,372          136,669          844,444          336,228        1,492,720
      General and administrative                    126,828          139,129          333,542          358,390        2,548,032
                                                 ----------       ----------      -----------      -----------      -----------
Operating loss                                  ($  605,455)     ($  498,219)     ($1,966,566)     ($1,335,856)     ($9,457,382)

Other income:
      Interest income                                48,816           76,818          172,358          249,460          972,748
                                                 ----------       ----------      -----------      -----------      -----------
Net loss                                        $  (556,639)     $  (421,401)     $(1,794,208)     $(1,086,396)     $(8,484,634)
                                                 ==========       ==========      ===========      ===========      ===========

Net loss per share                              $     (0.12)     $     (0.09)     $     (0.37)     $     (0.23)     $     (3.62)
                                                 ==========       ==========      ===========      ===========      ===========
Weighted average number of common and
      common equivalent shares outstanding        4,828,528        4,811,034        4,822,831        4,780,629        2,346,640
                                                 ==========       ==========      ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                                     Period from
                                                                                                                     June 27, 1984
                                                                                                                     (Inception)
                                                       Three months ended January 31  Nine months ended January 31        to
                                                        ---------------------------    ----------------------------
                                                             1998           1997           1998            1997     January 31, 1998
                                                        ---------------------------    ----------------------------    -------------

Operating activities
Net loss                                                $   (556,639)  $   (421,401)   $ (1,794,208)   $ (1,086,396)   $ (8,484,634)
Adjustments to reconcile net loss to net cash used
  in operating activities:
      Depreciation                                            21,039         12,713          58,472          29,229         535,355
      Amortization                                             6,350          6,530          19,049          23,481          78,089
      Loss on sale of equipment                                 --             --              --              --             7,375
      Issuance of Common Stock for consulting services          --             --              --              --             3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                 (92,726)          (328)       (115,633)         (5,323)       (157,619)
         Inventories                                        (123,621)        18,278        (168,191)        (98,142)       (282,658)
         Prepaid expenses                                    (97,225)        32,156         (24,412)         (8,506)       (105,594)
         Accounts payable and accrued expenses               (65,315)         5,074           5,528         (39,850)         83,918
         Accrued payroll and related taxes                    93,388          1,067          96,476          13,367         147,286
                                                        ------------    -----------     -----------       ---------       ---------
Net cash used in operating activities                       (814,749)      (345,911)     (1,922,919)     (1,172,140)     (8,175,069)

Investing activities
Patent expenditures                                             --             --              --           (27,157)       (137,858)
Purchase of investments                                     (297,144)    (6,046,921)     (1,785,193)    (11,262,975)    (30,654,654)
Sales and maturity of investments                               --        6,419,501       4,050,460      11,660,978      29,056,438
Purchase of property and equipment                            (3,666)       (27,660)        (49,823)        (86,310)       (706,317)
Proceeds from sale of equipment                                 --             --              --              --            18,200
                                                        ------------    -----------     -----------       ---------       ---------
Net cash used in investing activities                       (300,810)       344,920       2,215,444         284,536      (2,424,191)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock       --             --              --              --         4,848,258
Net proceeds from issuance of Common Stock                   469,683          2,850         472,683         293,859       7,756,310
                                                        ------------    -----------     -----------       ---------       ---------
Net cash provided by financing activities                    469,683          2,850         472,683         293,859      12,604,568
                                                        ------------    -----------     -----------       ---------       ---------

(Decrease) increase in cash and cash equivalents            (645,876)         1,859         765,208        (593,745)      2,005,308
Cash and cash equivalents at beginning of period           2,651,184        173,517       1,240,100         769,121            --
                                                        ------------    -----------     -----------       ---------       ---------
Cash and cash equivalents at end of period              $  2,005,308   $    175,376    $  2,005,308    $    175,376    $  2,005,308
                                                        ============    ===========     ===========       =========       =========


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                January 31, 1998


1.    Organization and Description of Business

      Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development, manufacturing and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults.


2.    Basis of Presentation

      The financial information presented as of January 31, 1998 has been prepared from the books and records without audit. Financial information as of April 30, 1997 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997.

3.    Net Loss Per Share

      The Company has adopted Financial Accounting Standards Board Statement No 128, "Earnings Per Share". This Statement replaces previously reported primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible debt. Diluted EPS is very similar to the previously reported fully diluted EPS. For the three month and nine month periods ended January 31, 1997 and January 31, 1996, there is no difference between basic and diluted net loss per share or between basic and net loss per share as previously reported. Common equivalent shares from stock options and warrants are excluded as their effects are anti-dilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs fifteen full-time employees and three part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, blood pressure measurement and monitoring system. Utilizing the Company's proprietary technology, the Vasotrac(R) system monitors blood pressure continually, providing new readings about every fifteen heartbeats. The continual, efficacious and non-invasive qualities of the Vasotrac(R) system make it a new approach to blood pressure monitoring.

The Company has incurred an accumulated deficit of $(9,111,395) from its inception through January 31, 1998. Significant additional losses from further
development,   testing,  regulatory  compliance,  sales,  marketing,  and  other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac(R) system. However, there can be no assurance that the Vasotrac(R) system can be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. The Company is currently conducting a controlled market rollout of the Vasotrac(R) system in order to allow flexibility if product design alterations are required in response to customer feedback. The Company hopes to be ready for nationwide sales by April 1998. In preparing for nationwide sales, the Company is in the process of adding and training dealers. The Company recently added dealers in the southern United States and California. Depending upon whether the Company's sales efforts are successful and given the relatively long length of time of the hospital sales cycle for capital equipment, it will likely be mid-calendar 1998 before the Company starts to receive orders from these dealers. A nationwide sales effort is highly dependent on the development process for the system, the scale-up process, customer acceptance, and distribution methods that become available to the Company.

As the Company emerges from the development stage, its success will also depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company estimates that within the next twelve months, it may require approximately 10 additional persons, for key positions in areas including general and administrative, sales and marketing, research and development and manufacturing. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $500,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Cash and cash equivalents, and short and long-term investments are being used primarily to continue clinical testing of the Vasotrac(R) system, to begin manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $900,000 for research and development, including amounts expected to be spent on clinical trials. The funds are expected to be used to develop improved sensors and wrist holders and to sustain engineering support for manufacturing. No significant amount of equipment is expected to be required. The Company believes that the cash and cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately twelve months from January 31, 1998. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance, or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. Additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and nine months ended January 31, 1998 and 1997, respectively. The analysis of liquidity and capital resources compares January 31, 1998 to April 30, 1997.

Operating revenue was $166,013 and $20,481 for the quarters ended January 31, 1998 and January 31, 1997, respectively. Operating revenue was $458,809 and $25,476 for the nine months ended January 31, 1998 and January 31, 1997 respectively. The Company commenced sales in the second quarter of fiscal year 1997.

Cost of sales and product development was $129,582 and $51,551 for the quarters ended January 31, 1998 and January 31, 1997, respectively. Cost of sales and product development was $435,348 and $60,904 for the nine months ended January 31, 1998 and January 31, 1997, respectively. The Company commenced sales during the second quarter of fiscal year 1997.

The Company incurred $230,686 and $191,351 for research and development expenses for the quarters ended January 31, 1998 and January 31, 1997, respectively. The Company incurred $812,041 and $605,810 for research and development expenses for the nine months ended January 31, 1998 and January 31, 1997, respectively. The research and development expense increase was primarily attributed to conducting a multi-site clinical study on the accuracy of the Vasotrac(R) system.

The Company incurred $284,372 and $136,669 for sales and marketing expenses for the quarters ended January 31, 1998 and January 31, 1997, respectively. The Company incurred $844,444 and $336,228 for sales and marketing expenses for the nine months ended January 31, 1998 and January 31, 1997 respectively. The sales and marketing expense increase was attributable to the hiring of additional sales and marketing personnel and an increase in travel expenses as the Company continues the controlled market rollout of the Vasotrac(R).

The Company incurred $126,828 and $139,129 for general and administrative expenses for the quarters ended January 31, 1998 and January 31, 1997, respectively. The Company incurred $333,542 and $358,390 for the nine months ended January 31, 1998 and January 31, 1997 respectively. The general and administrative expenses decrease was primarily attributable to lower insurance expenses.

Interest income was $48,816 and $76,818 for the quarters ended January 31, 1998 and January 31, 1997, respectively. Interest income was $172,358 and $249,458 for the nine months ended January 31, 1998 and January 31, 1997 respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the Company incurs the cost of rolling out the Vasotrac(R) system.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $3,604,206 and $5,078,663 at January 31, 1998 and April 30, 1997, respectively.
The Company incurred cash expenditures of $814,749 for operations for the quarter ended January 31, 1998.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately twelve months from January 31, 1998. The Company has no significant capital expenditure commitments.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
   Not applicable.

PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
   Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 9, 1998, the Registrant sold 12,658 shares of Common Stock for cash consideration of $23,670. Such shares were sold to David B. Johnson, a shareholder of the Registrant, upon exercise of a warrant issued by the Registrant in February 1991. No commissions were paid in connection with such sale. The sale of such Common Stock was deemed to be exempt from registration by virtue of Section 4(2) thereof. Mr. Johnson represented his intention to acquire the Common Stock for investment purposes only and not with a view to the distribution thereof, in addition, a restrictive securities legend has been placed on the certificates representing the shares.

Use of proceeds for the period ending:      January 31, 1998
(1)      Effective Date:                           November 9, 1995
         SEC File Number:                          0-28010-6

(2)      Offering Date:                            November 9, 1995

(4)(ii)  Managing Underwriter:                     Miller, Johnson & Kuehn, Inc.
(4)(iii) Title of Security:                        Common Stock
(4)(iv)  Amount Registered:                         1,610,000
         Aggregate Offering Price:                 $8,050,000
         Amount Sold:                               1,610,000
         Aggregate Offering Price Sold:            $8,050,000
(4)(v)   Underwriting Discount and Commissions:            $   805,000
         Expenses paid to or for underwriters:             $   194,169
         Other expenses:                                   $   217,263
         Total expenses:                                   $ 1,216,432
         All 4(v) are direct or indirect payments to others
(4)(vi)  Net offering proceeds:                    $6,833,568
(4)(vii) Temporary Investments (specify)
         Construction of Plant, building and Facilities
                 (A) Direct or indirect payments to directors,
                 officers, general partners of issuer or their
                 associates, to persons owning ten percent
                 (10%) or more of any class of equity securities
                 of the issuer and to affiliates of the issuer:        None
                 (B)  Direct or indirect payment to others:           $ 31,613

         Purchases and installation of machinery and equipment
                 (A) Direct or indirect payments to directors,
                 officers, general partners of issuer or their
                 associates, to persons owning ten percent
                 (10%) or more of any class of equity securities
                 of the issuer and to affiliates of the issuer:        None
                 (B)  Direct or indirect payment to others:           $215,170

         Reserve Asset Management Account:
                 (A)  Direct or indirect payments to directors,
                 officers, general partners of issuer or their
                 associates, to persons owning ten percent
                 (10%) or more of any class of equity securities
                 of the issuer and to affiliates of the issuer:        None
                 (B)  Direct or indirect payment to others:           $1,024,572

         Marketing & Manufacturing:
                 (A)  Direct or indirect payments to directors,
                 officers, general partners of issuer or their
                 associates, to persons owning ten percent
                 (10%) or more of any class of equity securities
                 of the issuer and to affiliates of the issuer:       $  399,516
                 (B)  Direct or indirect payment to others:           $2,020,761

         Research & Development:
                 (A)  Direct or indirect payments to directors,
                 officers, general partners of issuer or their
                 associates, to persons owning ten percent
                 (10%) or more of any class of equity securities
                 of the issuer and to affiliates of the issuer:       $  236,868
                 (B)  Direct or indirect payment to others:           $1,765,980

         General & Administrative:
                 (A)  Direct or indirect payments to directors,
                 officers, general partners of issuer or their
                 associates, to persons owning ten percent
                 (10%) or more of any class of equity securities
                 of the issuer and to affiliates of the issuer:       $  245,881
                 (B)  Direct or indirect payment to others:           $  893,207

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.  OTHER INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this filing, and elsewhere, which look forward in time involve risks and uncertainties which may affect the actual results of operations. The following important factors, among others, have affected and, in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac(R) system, hospital budgeting cycles, the possibility of adverse findings or negative commentary from clinical researchers or other users of the product, and the Company's success in creating a network of distributors capable of selling the Company's product and the Company's ability to scale up its manufacturing process.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)    EXHIBITS:
                EXHIBITS DESCRIPTION
                      11 Statement regarding Computation of Earnings Per Share 27 Financial data schedule

         (B)    REPORTS ON FORM 8K:
                      No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 12, 1998           Medwave, Inc.

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

                                          /s/ Mark T. Bakko
                                          Mark T. Bakko
                                          Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                JANUARY 31, 1998




Exhibit No.        Description

11                 Statement regarding Computation of Earnings Per Share

27                 Financial Data Schedule (filed in electronic format only)