Form 10-K405
period 1998-04-30
MEDWAVE INC
filed 1998-07-22
CIK 876043

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K
(Mark One)
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING APRIL 30, 1998

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

     __________________________________  TO ______________________________

                           COMMISSION FILE NUMBER:  0-28010

                                   MEDWAVE, INC.
               (Exact name of Registrant as specified in its charter)

     MINNESOTA                                         41-1493458
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

              4382 ROUND LAKE ROAD WEST, ARDEN HILLS MINNESOTA   55112
                 (Address or principal executive offices, zip code)

Registrant's telephone number, including area code:  (651) 639-1227

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X          NO
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       /X/

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock in the over-the-counter market as reported by the Nasdaq Stock Market, Inc. on July 10, 1998, was approximately $45,302,147. Shares held by officers, directors, and persons who own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of July 10, 1998, 5,384,396 shares of Common Stock, no par value, were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE
None

                                 TABLE OF CONTENTS


PART I
     ITEM 1    BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . 3
     ITEM 2    PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . .12
     ITEM 3    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .12
     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .12


PART II
     ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS . .13
     ITEM 6    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . .15
     ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF FINANCIAL CONDITION AND RESULT OF OPERATIONS . . . . . . .16
     ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. .18
     ITEM 8    FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .18
     ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .36


PART III
     ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . .36
     ITEM 11   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .38
     ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .39
     ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .40


PART IV
     ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .40


MEDWAVE-Registered Trademark- AND VASOTRAC-Registered Trademark- ARE TRADEMARKS OF THE COMPANY.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS.
FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITED THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "ESTIMATE", "CONTINUED" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1.

                                        PART I


ITEM 1.  BUSINESS.


                                  COMPANY PROFILE

The Company was organized under Minnesota Law in 1984. The Company is engaged exclusively in the development, manufacture, and sale of a non-invasive, continual blood pressure measurement and monitoring system.

The Company's principal offices are located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112 and its telephone number is 651/639-1227.

The Company has an April 30 fiscal year.


                                      BUSINESS
GENERAL

The Company is a development stage company that currently employs fifteen (15) full-time employees and three part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, continual blood pressure measurement and monitoring system. Utilizing the Company's proprietary technology, the Vasotrac-Registered Trademark- system monitors blood pressure continually, providing new readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings, and the efficacious and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In 1997, the Company began development of a hand-held blood pressure monitor. This hand-held unit is based on the technology used in the Vasotrac system. For additional information, see "Reliance on Single Product".

During the year, the Company engaged in a controlled market rollout of the Vasotrac system. This was done to allow flexibility if product design alterations were required to meet customer needs or for other reasons. Management believes that this strategy resulted in limited revenues and the Company has incurred an accumulated deficit of $9,653,925 from its inception through April 30, 1998. Additional losses resulting from development, testing, regulatory compliance, sales, and other expenses are expected to continue to be incurred by the Company at least until it emerges from the development stage.

Until November 1995, the Company financed its activities through a series of private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's initial public offering (IPO) in November, 1995. In addition, on March 6, 1998, the Company completed a private placement that raised approximately $2,990,000. The proceeds from the IPO and private placement have been invested primarily in short-term investments such as government securities, commercial paper, and similar investments. The average maturity of the investments is under one year. The investments are invested in securities with a minimum investment grade of A-1 for short-term investments and A for long-term investments.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and/or related technology. However, there can be no assurance that the Vasotrac system or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

Recently the Company began developing a dealer sales network for selling the Vasotrac system. The Company is in the process of signing up dealers to participate in this sales network. To date, the Company has entered agreements with eight dealers whose territories cover the southern and western United States. The Company is actively seeking qualified dealers in the northeast portion of the United States and the Chicago area. The success of the Company's Vasotrac system sales will depend upon the ability of dealers to sell the Vasotrac system to the hospitals in their area. At this time, dealers have not had enough sales experience with the Vasotrac to demonstrate that they will be successful. Furthermore, the Company has limited distribution arrangements and there can be no assurance that the Company will be able to implement or effectuate other such arrangements.

Proceeds from the IPO and private placements are being used primarily to continue clinical testing of the Vasotrac system, to continue manufacturing and marketing, and to conduct any additional research and product development efforts that may be necessary. The Company anticipates incurring significant additional losses from further development, testing, regulatory compliance and sales and marketing expenses for the foreseeable future. Over the next twelve months, the Company expects to spend in excess of $900,000 for research and development, including amounts expected to be spent on clinical trials. Specifically, the funds are expected to be used to develop improved sensors and to sustain engineering support for manufacturing start-up and for the continued development of a hand-held unit. No significant amount of equipment is expected to be required. The Company spent $1,033,145, $816,099, and $379,320 on research and development expenses net of $0, $9,700, and $154,000 of research and development consulting revenues for fiscal years ending 1998, 1997, and 1996 respectively. The consulting revenues were from an unrelated company for an unrelated project which was substantially completed by December 31, 1995. Even assuming limited sales, the Company believes that its current investments will allow the Company to meet its cash requirements for approximately two years from April 30, 1998. If the development process for the system does not proceed as expected due to significant product design changes or unexpected difficulties are encountered in attaining cost-effective manufacturability or the sales and marketing costs are higher than expected, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and/or other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

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

Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body's cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, and other critical care sites because of the acuteness of these patients' conditions and rapidity with which their conditions can deteriorate. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases.

CURRENT TECHNOLOGY. Currently, both invasive and non-invasive techniques are used to measure blood pressure. Invasive techniques employ the surgical placement of a catheter directly into an artery, an A-line. The fluid-filled catheter is connected to a pressure transducer and assorted tubing to produce beat-by-beat continual, as well as generally accurate, blood pressure measurements. In addition, the catheter may be used to extract blood samples from which a number of diagnostic test results, such as blood gas information, may be obtained. Because the Company's non-invasive Vasotrac system does not allow for the extraction of blood samples, invasive techniques offer a competitive advantage in this area. The surgical insertion of the catheter takes about fifteen to twenty minutes, assuming no complications. While such insertions frequently are performed without incident, serious complications may include thrombosis (blood clot), air emboli (air bubble), and infection. Measurement errors may occur due to air bubbles, catheter clotting or movement, or changes in elevation between the pressure transducer and the level of the heart. Immediately following catheter withdrawal, firm pressure must be applied over the arterial site for an extended period of time to avoid serious blood loss. Primarily because of its invasive nature, the A-line is generally used by clinicians in critical cases and for only relatively short time periods.

As a general matter, the Company believes that non-invasive rather than invasive treatments and methods are preferred by clinicians for numerous medical conditions and processes, including the measurement and monitoring of blood pressure. Non-invasive techniques significantly reduce patient risk and increase patient comfort. In addition, the time and expense required to set up, maintain, and remove non-invasive equipment generally is substantially less than with invasive systems. The Company believes that, in some cases, patients in critical care sites could benefit from continual blood pressure monitoring after the point at which clinicians may now cease obtaining such readings due to concerns associated with prolonged or indefinite uses of invasive techniques.

Most non-invasive blood pressure measurement techniques utilize a manually operated occlusive cuff around the upper arm. A relatively simple blood pressure instrument, called a sphygmomanometer, contains a cuff connected to an air pump and pressure gauge. The cuff is inflated to a pressure above that of systolic pressure and then deflated at a typical rate of two to four millimeters of mercury per heartbeat. During inflation and deflation, the clinician must listen to the pulse in the brachial artery. Upon hearing and properly interpreting the appropriate sounds, the clinician records the pressures shown on the gauge. The cuff pressure occurring simultaneously with certain observed events within the circulatory or cuff systems are taken as the systolic and diastolic pressures.

An automated system that performs these functions is commonly used in critical care and operating room settings. The automated non-invasive blood pressure monitoring market is currently dominated by the Dinamap-TM- product, marketed by Critikon, Inc., a Johnson & Johnson company. The Dinamap-TM- provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap-TM- product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer from frequent cuff inflations. In addition, with cuff-based systems, arm circulation is occluded during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines, and arm bruising and sleep interruption may occur.

In contrast to the sphygmomanometer and other cuff-based systems, the Company's Vasotrac system requires no inflatable cuff but instead contains a unique pressure sensor that is placed on the wrist. The Company believes that the Vasotrac system has a number of advantages over cuff-based systems, primarily continual monitoring of blood pressure through measurements taken approximately every fifteen heartbeats.

Cuff-based systems may offer some advantages over the Company's Vasotrac system. Given differences in individual bone construction, body weight, and physical condition, the system may not provide accurate readings or be usable on all patients. Contraindications for the Vasotrac system include patients on cardiopulmonary bypass, patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible which may occur with severe arterial restrictions, and pediatric use. To date, the Company has not detected any significant patient complications that are caused by the system. However, as with any relatively new medical device, complications may become manifest as the device is used on a greater number of patients with different characteristics and under various conditions. Finally, the Company must overcome the resistance of the medical community to the introduction of new techniques or technology. The Company believes that this resistance may be exacerbated due to the lack of market acceptance of previous, unsuccessful efforts of other companies to introduce accurate, continuous, non-invasive blood pressure monitors.

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

PRODUCT DESCRIPTION

The Company believes that the continual blood pressure readings, and the efficacious and non-invasive qualities of the Company's Vasotrac system make it a new approach to adult blood pressure monitoring. The system is designed to assist clinicians in the therapeutic management of their patients by providing frequently updated blood pressure readings in an easily obtained and comfortable manner. This microprocessor-controlled system consists of (i) a liquid crystal display, three high intensity LED displays, a Central Processing Unit and a key pad housed in an aluminum case, (ii) a patient cable assembly consisting of a motor, hydraulic system, wrist holder and pressure sensor, and (iii) a hospital grade power cord.

The Vasotrac system monitors blood pressure using as a key component a pressure sensor placed on the wrist over the radial artery, a main artery in the arm. The pressure sensor in the Vasotrac system is a replaceable component. Although the Company is evaluating the system to determine its life cycle, it has not yet determined how often the sensor or other components should be replaced or serviced. Over two hundred (200) of the Company's Vasotrac system monitors have been used for clinical studies and laboratory experiments, by the sales representatives, and by customers. The monitor has no moving parts and is composed of standard, off-the-shelf components. Although these monitors have been subject to electrical testing of various duration, no end-of-life failures have been determined. The sensor and motor assembly are the only moving parts of the Vasotrac system and, as such, they are receiving the most attention from the Company for life testing. The Company has configured testing equipment for use in conjunction with the Vasotrac system to exercise these components continuously in an unattended mode. Testing and evaluation of these components are still in process.

The Vasotrac system utilizes proprietary technology of the Company, which uses a miniature hydraulic system to apply varied pressure to the artery as the pressure waveforms are measured by the sensor. Then, the Company's proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, and mean readings of blood pressure approximately every fifteen heartbeats. The Vasotrac system displays systolic, diastolic, and mean blood pressure in millimeters of mercury (mmHg) as well as heart rate in beats per minute.

The Vasotrac system is designed to be used by trained medical personnel on adults in hospitals and other critical care sites where continual blood pressure monitoring is desirable. Patient pressures can be monitored audibly and visually by entering limits into the Vasotrac system alarm menu. Those values above or below the limits will be automatically brought to the attention of the clinician through audible and visual alarms. Given differences in individual bone construction, body weight, and physical condition, the system may not be usable on all patients. However, with proper placement, the system has been usable on all patients participating in the Company's clinical studies conducted to date and the Company believes that the system will continue to be usable on virtually all adults. Care must be taken to properly place the sensor, as clinical studies have demonstrated that improper placement may lead to erroneous blood pressure readings. Although there are contraindications for the system, the Company believes that, as a general matter, virtually no medical device is universally applicable for all patients at all times. Furthermore, the Company does not believe that market acceptance of the system is likely to be jeopardized by lack of universal applicability of the system for the adult population, although there can be no assurance in this regard.

CLINICAL STUDIES

The Company has conducted clinical studies for three purposes: (i) to aid the product development process, (ii) to obtain data for submission to the FDA, and
(iii) to help the Company prepare marketing and sales information to promote greater awareness of the Vasotrac system. Two standards of comparison have been used, the automated cuff and the arterial line (A-line). The automated cuff clinicals did not allow synchronization of measurements between the cuff and the Company's system because of the different number of heartbeats required to produce readings for each method. Further, the cuff does not meet the accuracy objectives that the Company has set for the Vasotrac system. For these reasons, the cuff proved to be of limited utility in the Company's studies. However, these studies were useful in the initial development process for the Vasotrac system.

In contrast to automated cuffs, A-lines are believed to provide more accurate blood pressure measurements. Further, the A-line studies allow for data synchronization. By inserting an arterial catheter in the radial artery on one wrist and by placing the Vasotrac system sensor on the radial artery of the other wrist, data was simultaneously recorded on a beat-by-beat basis. The Company's clinical studies were conducted at teaching hospitals under institutional review board controls and protocols. Hospitals performing investigational studies of medical devices or drugs are required by the FDA to have an "institutional review board" that supervises such studies. Generally, such a board represents the hospital and includes physicians that can make appropriate judgments regarding the safety of the study. The board periodically reviews protocols for medical devices and maintains meeting minutes, which are subject to audit by the FDA.

The Company's clinical studies were performed on approximately 30 consenting adults, some of whom were healthy and some of whom were undergoing surgery. Results from a series of these studies comparing the Vasotrac system's readings with the a-line readings were used in the Company's 510(k) submission to the FDA. Subsequent to the 510(k) submission, the Company has conducted clinical trials on approximately 120 additional individuals. During the Company's clinical trials conducted to date, the variance between synchronized Vasotrac system readings obtained from one arm of the patient and the comparative A-line readings obtained from the other arm was calculated by computing the standard deviation of error from more than 24,000 paired readings from the patients. Based on these measurements, which excludes a certain number of paired readings because the Company believes that these readings have been effected by artifact, patient level differences, arm-to-arm differences, or experimental error, the magnitude of this variance is calculated as a standard deviation of approximately 7, 5, and 7 mmHg for systolic, mean and diastolic blood pressure measurements, respectively. The Vasotrac system compares favorably with those found in previous generations of non-invasive blood pressure measurement devices, such as the Dinamap-TM- cuff-based system with which the Company claimed "substantial equivalence" in its 510(k) submission to the FDA. In addition, these values are below the 8 mmHg limit of clinical acceptability proposed by the Association for the Advancement of Medical Information ("AAMI") as the national standard for electronic or automated sphygmomanometers.

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

In its 510(k) submission to the FDA, the Company included not only clinical data, but also outlined its plan to continue testing and integrating the results therefrom into the Vasotrac system. Based on the foregoing and, most importantly, the improvement in the overall results of the system's performance subsequent to its 510(k) submission, the Company does not believe that applicable FDA regulations require, and therefore at this point does not anticipate, any need to submit to the FDA the post-510(k) clinical studies.

While the Company believes that the Vasotrac system's accuracy compares favorably with that found in previous generations of noninvasive blood pressure measurement devices, the accuracy of the Vasotrac system's readings may be negatively impacted by the presence of certain drugs in the patient's system. Although the Company believes that its current product design for the Vasotrac system and its clinical studies conducted to date provide an adequate basis for the Company to continue marketing the system, it will take wide spread use and testing to verify that the Vasotrac system is usable under all conditions. The Company expects to continue conducting or supervising on-going clinical studies of the system on individuals with different characteristics and under various conditions until such time as the Vasotrac system receives market acceptance. The Company cannot currently estimate the number of individuals to be tested or the amount of time and expense that will be required to perform and analyze these additional clinical studies in order to achieve general market acceptance for the system.

The object of these continued studies is to refine the design of the system and to test the system on a greater number of patients with different characteristics and under various conditions, such as a wide range of blood pressure readings, until such time, if ever, as the Vasotrac system receives market acceptance. In addition, the Company believes the studies will help the Company to prepare marketing and sales information as well as to promote greater awareness and market acceptance of the Vasotrac system toward the goal of attaining commercial viability for the product. The Company is conducting some of these studies outside the United States. To the Company's knowledge, all studies conducted to date have been performed with Company participation.

EMPLOYEES

The Company's success currently depends on the services of G. Kent Archibald, President and Chief Executive Officer of the Company, as well as its engineering group, which has sophisticated technical knowledge about the Vasotrac system.

For the Company to emerge from the development stage, it will depend on its ability to hire additional employees within a 12-month period for key operating positions, including general and administrative, sales and marketing, R&D, and manufacturing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $900,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

MARKETING

The success of the Company depends primarily on gaining physician and hospital acceptance of the system. One focus of the Company's marketing strategy must necessarily involve overcoming resistance of the medical community to the introduction of new techniques or technology. The Company believes that this resistance may be exacerbated by unsuccessful attempts by other companies to manufacture and market accurate, continuous and non-invasive blood pressure monitors. The company believes that testing of the Vasotrac system has yielded favorable results compared to other non-invasive blood pressure monitors. However, the pressure sensor of the Vasotrac system must be placed over the center of the radial artery and clinicians may find it difficult to place properly and use the system. Improper placement of the pressure sensor or improper use of the system may cause the readings produced by the Vasotrac system to be clinically unacceptable. As a result, another key component of the Company's marketing strategy will be to focus on training of clinicians in the correct use of the Vasotrac system. Also, given differences in individual bone physiology, body weight and physical condition, the Vasotrac system may not provide accurate readings or be usable on all patients. For example, if a patient's peripheral blood flow to his or her arms has been affected, the system may not function properly. Other contraindications for the system may result from patients on cardiopulmonary bypass, patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible, and pediatric use. To date, the Company has not detected significant patient complications caused by the system. However, as with any relatively new product, complications may occur as the Vasotrac system is used on a greater number of patients with different characteristics and under various conditions. The presence of any significant complications would necessitate additional research and evaluation to determine the impact of such complications. Therefore, there can be no assurance that the Vasotrac system will gain market acceptance. If the system does not gain market acceptance, the Company's future would be jeopardized.

The Company has attended three major medical product shows during the 1998 fiscal year which allowed the Company to advertise and demonstrate the Vasotrac system. Local, state and regional meetings, journal advertising, press releases, and targeted direct mail have also been used to promote the product and Company. Because the Vasotrac system is intended to be used by trained clinicians, physicians, and other professional caregivers, the Company conducts extensive training on use of the system and has produced a training video. The Company has focused on training and motivating dealer sales representatives. This has included classroom training and sales tools such as charts, journal reprints, videos, presentation pieces, and working with each sales representative in the field. In addition, dealers have been supplied with highly qualified leads. Acceptance of the Vasotrac blood pressure monitoring system has been encouraging based on clinician response and the number of sales quotes requested by clinicians. However, sales for the fourth quarter did not meet Company expectations. In an effort to overcome these obstacles, the Company is targeting smaller hospitals where the decision cycle may be shorter and clinicians tend to have greater purchasing authority.

INSURANCE

The Company has not had any material claims against its liability insurance.
The Company has comprehensive general liability insurance, including excess umbrella coverage, in the aggregate amount of $9,000,000. However, there can be no assurance that the Company will be able to maintain such insurance in amounts and with coverages that will adequately cover associated risks or that such insurance will be available in the future at premiums that can be economically justified. Lack of such insurance could expose the Company to substantial damages, which could have a material adverse effect upon the Company.

RELIANCE ON SINGLE PRODUCT

The Company believes that significant and expanding markets exist for the Vasotrac system, and for additional products incorporating the Company's proprietary technology. Currently the Company has, however, only one product, the Vasotrac system. Reliance on a single product creates substantial risks for the Company. If for example, the Vasotrac system is not successfully marketed or if it fails to meet customer needs, or is not accepted in the marketplace, the Company would be materially and adversely affected, its primary business focus would require re-evaluation and its ability to continue operations would be jeopardized. Additionally, there can be no assurance that other products utilizing the Company's proprietary technology will ever be successfully developed or marketed. The Company has not undertaken any comprehensive patent infringement searches or studies. If the Vasotrac system were found to infringe on the patent rights of others or if third parties asserted, and were successful in claiming, rights to the Vasotrac system, the Company would be materially adversely affected.

The Company is developing additional products based on the Company's core technology. For example, the Company has developed a prototype of a hand-held blood pressure measurement device based upon the Company's core technology.
This device is designed to make accurate blood pressure and pulse rate measurements without using a cuff or stethoscope. To use the device, the clinician or consumer presses the device against the wrist with increasing force. In about ten seconds, the device will display the blood pressure and pulse rate. Although in the early stage of development, this device may have advantages to existing technology in the professional and consumer/home markets. The technology employed in the hand-held device may be useful in developing products for other markets. The Company is early in the development process of these new products so there can be no assurance that additional products will be successful either from a technical standpoint or from a manufacturing or customer acceptance standpoint.

NEED TO EVALUATE DESIGN

While the Company's initial product development and clinical testing program for the Vasotrac system is complete, extensive use and evaluation of the design is necessary in order to determine whether the system, as currently configured, will meet customer needs or be accepted in the marketplace. The Company continues to test the Vasotrac system to enhance its market acceptance. If the configuration of the system must be modified, there can be no assurance that such modifications will be acceptable to customers or be technically feasible. Even if feasible, such modifications could result in significant delays and significant expense. If such modifications require regulatory approval, additional significant delays could result. The Company could be materially and adversely affected by these developments.

PRODUCT SERVICING REQUIREMENTS

The Company's goal is to produce Vasotrac systems that do not require excessive servicing, that are sufficiently accurate, stable and reliable for the user's needs and that otherwise meet or exceed clinical and regulatory standards of
acceptability.   There can be no assurance, however, that the Company will be successful in achieving such goals. There also can be no assurance that additional problems will not occur, that additional servicing requirements will not be necessary or that any such additional problems or servicing requirements, individually or in the aggregate, will not be significant, difficult to correct, time-consuming or prohibitively expensive. Further, the need for any such additional servicing may not be readily apparent to clinicians using the Vasotrac system. The Company believes that actual or perceived excessive servicing requirements for, or erroneous readings produced by, the Vasotrac system could materially and adversely affect market acceptance of the system or could raise product liability concerns. Although the Company plans to continue testing the Vasotrac system to determine the extent of its servicing requirements, there can be no assurance that the exact scope of such servicing requirements can be precisely identified.

MANUFACTURING

The Company currently procures from outside vendors, on a purchase order basis, small quantities of virtually all components and subassemblies for the Vasotrac system. At present, many components are supplied by only one vendor or are made by hand without production tooling in the Company's facility. Furthermore, the Company has no agreement with any such supplier. Should the Company's production rates increase, the supply of components and subassemblies will become more critical. In that event, the Company will attempt to consummate formal supply agreement relationships and/or obtain multiple sources of supply for most of its components, although it may, in some cases, be preferable or necessary for the Company to obtain components or subassemblies on a purchase order basis or to utilize single sources of supply.

PRICING AND DISTRIBUTION

The list price of the Vasotrac is $5,500. Such pricing will evolve throughout the marketing process for the Vasotrac system, but can be expected to remain dependent on a number of factors, including manufacturing costs, prices of competitive products, distribution methods, volume discounts, and market acceptance. The automated cuff-based systems generally list for approximately $3,800 per unit. The Company believes that the higher price will be supportable due to the superior features associated with its product.

In comparison to the costs associated with A-line procedures, the Company believes that the Vasotrac system will, on a per-procedure basis, result in savings for healthcare providers. Insertion of an A-line is an invasive surgical procedure requiring a physician. No matter how routine any such procedure may become, all invasive procedures retain the inherent risk of complications and have attendant direct and indirect costs associated with them. The Company believes that the cost for non-invasively monitoring the blood pressure of a patient with the Vasotrac system will be less than with an invasive A-line. The Company believes that this will give it a competitive edge in an increasingly cost-conscious healthcare industry.

The Company will also investigate marketing the system to manufacturers of multi-parameter monitoring and display systems for use as a component of such systems. However, the Company does not currently have, and there can be no assurance that in the future it will implement or effectuate, such arrangements.

COMPETITION

The Company will compete with companies that are developing and marketing instruments that measure blood pressure continually by invasive techniques, including Abbott Laboratories, Baxter Healthcare Corporation, and Hewlett Packard Company. In addition, the Company will compete with other companies that are developing and marketing instruments that measure blood pressure continually or at regular intervals by several non-invasive techniques. Presently, most non-invasive methods of measuring blood pressure use an inflatable cuff. Companies that market such a product include Critikon, Inc., a Johnson & Johnson company, which markets the Dinamap-TM-, Hewlett Packard Company, Colin Medical Instrument Corporation, SpaceLabs Medical, Inc., Marquette Electronics Inc., and others. In the Company's 510(k) Submission to the FDA, the Company claimed that the Vasotrac system was "substantially equivalent" to the Dinamap-TM- product and provided analysis and comparative data in areas such as intended use, display parameters, and performance specifications.

Several of the Company's competitors have significantly greater resources as well as established technologies and product reputations in the blood pressure monitoring field. The Company's ability to compete successfully in this market will depend on its ability to develop and market a technologically superior blood pressure monitoring system that provides ease of use, reliability and cost effectiveness.

TECHNOLOGICAL OBSOLESCENCE

The medical device industry is subject to rapid technological innovation and, consequently, the life cycles of products tend to be relatively short. The Company is engaged in a field characterized by extensive research efforts.
There can be no assurance that new developments or discoveries in the field will not render the Vasotrac system obsolete. The greater resources of many of the companies currently engaged in research in the area in which the Company expects to compete may permit such companies to create or respond more rapidly than the Company to technological innovations and advances.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company has applied for U.S. patents covering various aspects of the Vasotrac system. As of July 1998, seven U.S. patents have been granted and seven U.S. patent applications are pending (two of which have been allowed and are awaiting issuance).

The Company is seeking patent protection in the European Patent office, Brazil, Canada, China, India, Japan, and Russia on its improved pressure sensor structure, and the methods and systems for calculating pressure. It is also seeking patent protection for methods and systems for positioning sensors and for the pressure sensor support structure in the European Patent Office, Australia, Canada and Japan. Patent Cooperation Treaty "PCT" applications have been filed by the Company to preserve the right to file foreign patent applications on the method and systems of detecting blood pressure pulses and the segmented estimation method for calculating blood pressure. A PCT application allows the Company to file applications abroad, including in Europe and Japan. There can be no assurance that any pending U.S. or any foreign patents will be granted or, if obtained, that they will sufficiently protect the Company's proprietary rights. Even if the patents for which the Company applies are granted, they do not confer on the Company the right to manufacture and market products if such products infringe on patents held by others. While the Company has reviewed prior art in connection with its patent applications, it has not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, the Company may be required in the future to stop making, using or selling its products or to obtain licenses from or pay royalties to others, which could entail significant expense and have a material adverse effect on the Company. Further, in such event, there can be no assurance that the Company would be able to obtain or maintain any such licenses on acceptable terms, if at all. The Company has, throughout the development process for the Vasotrac system, been associated with various companies, institutions and individuals. Although the Company has no knowledge that any such companies, institutions or individuals have claimed, or have any basis for claiming, interests in the Company's proprietary rights or in the Vasotrac system, there can be no assurance that such claims will not be threatened, asserted or perfected. Such claims, even if the Company ultimately prevails on the merits, could have a material adverse effect upon the Company.

In addition to patent protection, the Company intends to rely, to the extent possible, on trade secrets, unpatented proprietary know-how, and its continuing development of new products.

THIRD PARTY PAYOR; HEALTHCARE REFORM

The success of the Company in the United States may be related to the number of third party payors, such as Medicare, private insurance companies, health maintenance organizations, and other payors, that approve payment or reimbursement for the use of the Vasotrac system and the amount of any such payments or reimbursements. If, for example, hospitals are not able to recover the cost of the system through reimbursement, they may be reluctant to purchase the system, with the result that the Company's marketing efforts may be adversely affected. The healthcare industry and associated regulatory environment are dynamic and rapidly changing, particularly with respect to proposals to reform Medicare and to control healthcare costs. This environment makes it impossible to predict the effects, including costs and/or impediments to development, that adoption of and changes in healthcare laws, rules and regulations may have on the Company and its operations. However, such developments could materially and adversely affect the Company's ability to market its product.

GOVERNMENT REGULATION

The Company is subject to FDA and other government regulations, including regulations with respect to marketing approval, manufacturing practices, packaging, labeling and complaint reporting. Medical devices "substantially equivalent" to existing systems continuously marketed since May 1976 may be marketed pursuant to a Pre-market Notification Submission (a "510(k) Submission") with the FDA. The FDA finding of "substantial equivalence" for the Vasotrac system does not in any way denote official approval of the device. Further, any representation that creates an impression of official approval of a device because it complies with the pre-market notification regulations is misleading and constitutes misbranding. Certain devices, including those which are not "substantially equivalent" to predicate devices, are subject to Pre-market Approval Application ("PMA") requirements and more stringent FDA reviews. In contrast to the 510(k) process, the PMA process generally occurs over a more protracted time period and requires more extensive clinical data. In January 1995, the Company filed a 510(k) Submission, including clinical data, with the FDA for the Vasotrac system. In February 1995, the Company received notice from the FDA that no further data would be required and that the Company could immediately commence marketing the Vasotrac system in the

United States. Again, this does not constitute FDA "approval" of the Vasotrac system, but merely allows the Company to market the system in the United States. In addition, the Company, like all medical device manufacturers, must implement, maintain and follow the FDA's good manufacturing practices ("GMP"). The Company believes its manufacturing costs will be driven by initial scale-up and ultimate production levels and will not be significantly impacted by such GMP requirements. Should the Company intend to market the Vasotrac system for new or different uses, or should it significantly modify the system in a way that could significantly affect its safety or effectiveness, the Company would be required to again file a 510(k) Submission for the Vasotrac system with the FDA.

In its initial 510(k) Submission to the FDA, the Company included not only clinical data, but also outlined its plans to continue testing, and integrating the results therefrom into the Vasotrac system. The Company does not believe that FDA regulations require, and therefore at this point does not anticipate, submission to the FDA of its post-510(k) clinical studies. Although the FDA has stated that the manufacturer is best qualified to make an initial determination of whether a new 510(k) Submission is necessary, the FDA can overrule a manufacturer's decision not to submit a new 510(k) Submission and take appropriate regulatory action. If the Company determines it need not submit any such new 510(k) Submission, including with respect to its post-510(k) clinical studies, and the FDA consequently takes regulatory action, the Company could be materially and adversely affected. If the Company seeks to sell the Vasotrac system outside the United States, it will be subject to additional regulation. Failure to comply with all such regulations may result in material and adverse effects to the Company, including loss of any regulatory approvals relating to the Vasotrac system.

It is anticipated that with new products developed by the Company, if any, various government approvals will be required prior to being able to sell the products.

ITEM 2. PROPERTIES.

The Company leases property in Arden Hills, Minnesota. The building lease is for two years, expiring in May 2000. The monthly lease payment is approximately $2,800. The Company is generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the facility. The Company's production capacity is adequate for its present needs. The Company believes that its property has been adequately maintained and is suitable for the Company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1998.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

      FISCAL 1997              HIGH               LOW
      -----------              ----               ---
         First Quarter         $11.25             $7.75
         Second Quarter         12.25              7.875
         Third Quarter          12.875            10.50
         Fourth Quarter         11.75              9.25

      FISCAL 1998              HIGH               LOW
      -----------              ----               ---
         First Quarter         $11.25             $9.25
         Second Quarter         14.375             9.50
         Third Quarter          11.625             8.25
         Fourth Quarter         13.75              8.00


There were approximately 180 record holders and 1,000 beneficial holders of the Company's Common Stock as of July 10, 1998. On July 10, 1998, the high and low price for the Common Stock was $11.00. The Company has never paid a dividend on its Common Stock and does not intend to pay dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On March 6, 1998, the Company issued 440,000 shares of Common Stock at a price of $7.50 per share, in a private placement through Miller, Johnson & Kuehn, Inc., acting as agent for the Company. The total offering price was $3,300,000, with commissions of $300,000 for a net offering to the Company of approximately $2,990,000 after expenses. The sale of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. The investors represented their intention to acquire the shares for investment purposes only and not with a view to the distribution thereof. In addition, a restrictive securities legend has been placed on the certificate representing the shares.

USE OF PROCEEDS FOR THE PERIOD ENDING:            APRIL 30, 1998
(1)       Effective Date:                         November 9, 1995
          SEC File Number:                        0-28010-6

(2)       Offering Date:                          November 9, 1995

(4)(ii)   Managing Underwriter:                   Miller, Johnson & Kuehn, Inc.
(4)(iii)  Title of Security:                      Common Stock
(4)(iv)   Amount Registered:                       1,610,000
          Aggregate Offering Price:               $8,050,000
          Amount Sold:                             1,610,000
          Aggregate Offering Price Sold:          $8,050,000



(4)(v)    Underwriting Discount and Commissions:  $   805,000
          Expenses paid to or for underwriters:   $   194,169
          Other expenses:                         $   217,263
          Total expenses:                         $ 1,216,432
          All 4(v) are direct or indirect
            payments to others
(4)(vi)   Net offering proceeds:                  $ 6,833,568
(4)(vii)  Temporary Investments (specify)




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

          Purchases and installation of           (A) Direct or indirect payments to directors,
          machinery and equipment                 officers, general partners of issuer or their
                                                  associates, to persons owning ten percent
                                                  (10%) or more of any class of equity securities
                                                  of the issuer and to affiliates of the issuer:         None
                                                  (B)  Direct or indirect payment to others:             $  220,505

          Reserve Asset Management Account:       (A)  Direct or indirect payments to directors,
                                                  officers, general partners of issuer or their
                                                  associates, to persons owning ten percent
                                                  (10%) or more of any class of equity securities
                                                  of the issuer and to affiliates of the issuer:         None
                                                  (B)  Direct or indirect payment to others:             $  393,110

          Marketing & Manufacturing:              (A)  Direct or indirect payments to directors,
                                                  officers, general partners of issuer or their
                                                  associates, to persons owning ten percent
                                                  (10%) or more of any class of equity securities
                                                  of the issuer and to affiliates of the issuer:         $  439,516
                                                  (B)  Direct or indirect payment to others:             $2,228,097

          Research & Development:                 (A)  Direct or indirect payments to directors,
                                                  officers, general partners of issuer or their
                                                  associates, to persons owning ten percent
                                                  (10%) or more of any class of equity securities
                                                  of the issuer and to affiliates of the issuer:         $  236,868
                                                  (B)  Direct or indirect payment to others:             $1,987,084

          General & Administrative:               (A)  Direct or indirect payments to directors,
                                                  officers, general partners of issuer or their
                                                  associates, to persons owning ten percent
                                                  (10%) or more of any class of equity securities
                                                  of the issuer and to affiliates of the issuer:         $  245,881
                                                  (B)  Direct or indirect payment to others:             $1,050,894


ITEM 6.  SELECTED FINANCIAL DATA



                                                          Year Ended April 30
                                          --------------------------------------------------------------------------
                                                   1998           1997           1996           1995          1994
                                          --------------------------------------------------------------------------
Revenue:
   Net Sales                                $   593,012    $    72,942      $   ----       $   ----       $   ----

Operating expenses:
   Cost of sales and product development        552,560        113,261          ----           ----           ----
   Research and development                   1,033,145        816,099        379,320        307,142        496,565
   Sales and marketing                        1,091,780        555,888         85,537          ----           ----
   General and administrative                   491,229        529,831        389,433        135,368        203,334
                                          --------------------------------------------------------------------------
Total operating expenses                      3,168,714      2,015,079        854,290        442,510        699,899


                                          --------------------------------------------------------------------------
Operating loss                              ($2,575,702)   ($1,942,137)     ($854,290)     ($442,510)     ($699,899)

Other income:
   Interest income (other expense)              238,965        331,670        182,431        (12,988)        53,419

                                          --------------------------------------------------------------------------
Net loss                                    $(2,336,737)   $(1,610,467)     $(671,859)     $(455,498)     $(646,480)
                                          --------------------------------------------------------------------------
                                          --------------------------------------------------------------------------

Net loss per share - basic and diluted      $     (0.48)   $     (0.34)     $   (0.17)     $   (2.24)     $   (3.18)
                                          --------------------------------------------------------------------------
                                          --------------------------------------------------------------------------

Weighted average number of common and
   common equivalent shares outstanding
   - basic and diluted                        4,916,654      4,789,242      3,915,295        203,500        203,500
                                          --------------------------------------------------------------------------
                                          --------------------------------------------------------------------------



BALANCE SHEET DATA:                                1998           1997           1996           1995           1994
Cash and cash equivalents                    $1,926,697     $1,240,700     $  769,161     $  327,073     $  714,725
Working capital                               2,903,011      3,888,440      5,001,042        319,751        741,248
Total assets                                  6,739,162      5,551,796      6,831,204        477,709        914,248
Total shareholders' equity                    6,572,046      5,422,596      6,718,900     (4,951,379)    (4,358,686)
(deficiency)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
                                                    Year Ended April 30
                                     -------------------------------------------
                                             1998           1997           1996
                                     -------------------------------------------
Revenue:
   Net Sales                          $   593,012    $    72,942     $    ----

Operating expenses:
   Cost of sales and product
     development                          552,560        113,261          ----
   Research and development             1,033,145        816,099        379,320
   Sales and marketing                  1,091,780        555,888         85,537
   General and administrative             491,229        529,831        389,433
                                     -------------------------------------------
Total operating expenses                3,168,714      2,015,079        854,290


                                     -------------------------------------------
Operating loss                        ($2,575,702)   ($1,942,137)     ($854,290)

Other income:
   Interest income (other expense)        238,965        331,670        182,431

                                     -------------------------------------------
Net loss                              $(2,336,737)   $(1,610,467)    $ (671,859)
                                     -------------------------------------------
                                     -------------------------------------------
Net loss per share - basic and
  diluted                             $     (0.48)   $     (0.34)    $    (0.17)
                                     -------------------------------------------
                                     -------------------------------------------

Weighted average number of common
   and common equivalent shares
   outstanding - basic and diluted      4,916,654      4,789,242      3,915,295
                                     -------------------------------------------
                                     -------------------------------------------


Fiscal year ended April 30, 1998 compared to fiscal year ended April 30, 1997, and April 30, 1996.

Operating revenue for fiscal 1998 was $593,012, versus $72,942 and $0 in fiscal year 1997 and 1996. The Company commenced sales during fiscal 1997.

Operating expenses for fiscal 1998 were $3,168,714, an increase of $1,153,635 or 57.3% over fiscal year 1997 operating expenses of $2,015,079. Operating expenses for fiscal 1997 were $2,015,079, an increase of $1,160,789 or 135.9% over fiscal 1996 operating expenses of $854,290. The increase from fiscal year 1996 to fiscal year 1997, as well as the increase from fiscal year 1997 to fiscal year 1998 was partially due to the Company hiring additional individuals to prepare for the marketing and manufacture of the Vasotrac system. In addition, the Company continued incurring costs to continue the research and development of the Vasotrac system.

Cost of sales and product development for fiscal 1998 were $552,560, an increase of $439,299 or 387.9% over fiscal year 1997 cost of sales and product development expense of $113,261. Cost of sales and product development for fiscal 1997 were $113,261, versus $0 in fiscal year 1996. The Company commenced sales during fiscal 1997.

Research, development, and clinical expenses for fiscal year 1998 were $1,033,145, an increase of $217,046 or 26.6% over fiscal year 1997 research and development costs of $816,099. Research, development, and clinical expenses for fiscal year 1997 were $816,099, an increase of $436,779 or 115.1% over fiscal year 1996 research and development costs of $379,320. The increase from fiscal year 1996 to fiscal year 1997, as well as the increase from fiscal year 1997 to fiscal year 1998 was due to the continued research and development costs as the Company prepares for larger scale production of the Vasotrac system. In addition, in fiscal 1998 the Company completed clinical research for the purpose of preparing a multi-site paper on the accuracy of the Vasotrac system.

General and administrative expenses for fiscal year 1998 were $491,229, a decrease of $38,602 or 7.2% versus fiscal year 1997 general and administrative expenses of $529,831. General and administrative expenses for fiscal year 1997 were $529,831, an increase of $140,398 or 36.1% over fiscal year 1996 general and administrative expenses of $389,433. The decrease in general and administrative expenses in fiscal 1998 over fiscal 1997 was primarily attributable to decreased insurance costs. The increase in general and administrative expenses in fiscal 1997 over fiscal 1996 expenses was attributable to the hiring of a Chief Financial Officer, increased insurance costs, increased use of outside consultants including legal services, and to other expenses associated with increased activities of the Company's operations.

Sales and marketing expenses for fiscal year 1998 were $1,091,780, an increase of $535,892 or 96.4% over fiscal year 1997 sales and marketing costs of $555,888. Sales and marketing expenses for fiscal year 1997 were $555,888, an increase of $470,351 or 549.9% over fiscal year 1996 sales and marketing costs of $85,537. The increase from fiscal year 1996 to fiscal year 1997, as well as the increase from fiscal year 1997 to fiscal year 1998 was due to the Company hiring a Vice President of Marketing and additional salespersons.

Interest income for fiscal year 1998 was $238,965, a decrease of $92,705 or 28.0% over fiscal year 1997 interest income of $331,670. Interest income for fiscal year 1997 was $331,670, an increase of $149,239 or 81.8% over fiscal year 1996 interest income of $182,431. The decrease in interest income in fiscal 1998 over fiscal 1997 is a result of the use of investment accounts to fund increased operations. The increase in interest income in fiscal 1997 over fiscal 1996 is a result of full year investment of the proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short and long-term investments were $6,170,970 and $5,078,663 at April 30, 1998 and April 30, 1997 respectively.
The Company incurred cash expenditures of $2,339,722 for operations for the fiscal year ended April 30, 1998.

With the cash and cash equivalents, short-term investments, and investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately two years from the end of fiscal year April 1998. The Company has no significant capital expenditure commitments and does not plan any significant sale of capital equipment.

THE YEAR 2000 ISSUE

Computer designs that use microprocessors have consistently abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would always be 19. As the year 2000 approaches, such systems will be unable to accurately process certain date-based information. This problem is commonly referred to as "the Year 2000 Issue".

The Company has determined it will not be necessary to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The products that the Company produces are all Year 2000 Compliant.

IMPACT OF INFLATION

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
None

ITEM 8.  FINANCIAL STATEMENTS AND SUPLLEMENTAL DATA

                                    Medwave, Inc.
                            (A Development Stage Company)

                                 Financial Statements


                         Years ended April 30, 1998 and 1997



                                       CONTENTS
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . 19

Audited Financial Statements

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 22
Statement of Changes in Stockholders' Equity . . . . . . . . . . . . . . . 23
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . 25
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 26


                            Report of Independent Auditors


Board of Directors and Stockholders
Medwave, Inc.

We have audited the balance sheets of Medwave, Inc. (a development stage company) as of April 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended April 30, 1998 and the period from June 27, 1984 (inception) to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at April 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1998 and the period from June 27, 1984 (inception) to April 30, 1998, in conformity with generally accepted accounting principles.



                                                  /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
June 5, 1998

                                     Medwave, Inc.
                            (A Development Stage Company)

                                    Balance Sheets


                                                               APRIL 30
                                                         1998            1997
                                                 ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                       $1,926,697      $1,240,100
   Short-term investments                             759,758       2,539,905
   Accounts receivable                                 59,618          41,986
   Inventories                                        249,079         114,467
   Prepaid expenses                                    74,975          81,182
                                                 ------------------------------
Total current assets                                3,070,127       4,017,640

Investments                                         3,484,515       1,298,658

Property and equipment:
   Research and development equipment                 242,606         237,561
   Office equipment                                   115,243         121,193
   Manufacturing and engineering equipment             65,259          68,262
   Sales and marketing equipment                       60,183          34,371
   Leasehold improvements                              31,613          31,613
                                                 ------------------------------
                                                      514,904         493,000
   Accumulated depreciation                          (383,802)       (336,320)
                                                 ------------------------------
                                                      131,102         156,680

Patents, net of accumulated amortization of
   $82,599 in 1998 and $57,199 in 1997                 53,418          78,818
                                                 ------------------------------
Total assets                                       $6,739,162      $5,551,796
                                                 ------------------------------
                                                 ------------------------------



                                                              APRIL 30
                                                        1998           1997
                                                  -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $  109,585      $  78,390
   Accrued payroll                                      57,531         50,810
                                                  -----------------------------
Total current liabilities                              167,116        129,200

Stockholders' equity:
   Common Stock, no par value:
     Authorized shares--50,000,000
     Issued and outstanding shares--
       April 30, 1998--5,378,396 and
       April 30, 1997--4,818,738                    16,240,970     12,764,703
   Unrealized loss on investments                      (14,999)       (24,919)
   Deficit accumulated during the
     development stage                              (9,653,925)    (7,317,188)
                                                  -----------------------------
Total stockholders' equity                           6,572,046      5,422,596



                                                  -----------------------------
Total liabilities and stockholders' equity        $  6,739,162   $  5,551,796
                                                  -----------------------------
                                                  -----------------------------


SEE ACCOMPANYING NOTES.

                                    Medwave, Inc.
                            (A Development Stage Company)

                               Statements of Operations




                                                                                               PERIOD FROM
                                                                                              JUNE 27, 1984
                                                         YEAR ENDED APRIL 30                 (INCEPTION) TO
                                                 1998           1997            1996         APRIL 30, 1998
                                            ----------------------------------------------------------------
Revenue:
Net sales                                    $  593,012    $    72,942      $       -         $   665,954

Operating expenses:
  Cost of sales and product development         552,560        113,261              -             665,821
  Research and development                    1,033,145        816,099        379,320           5,620,877
  General and administrative                    491,229        529,831        389,433           2,705,719
  Sales and marketing                         1,091,780        555,888         85,537           1,740,057
                                            ----------------------------------------------------------------
Operating loss                               (2,575,702)    (1,942,137)      (854,290)        (10,066,520)

Interest income                                 238,965        331,670        182,431           1,039,355
                                            ----------------------------------------------------------------
Net loss                                    $(2,336,737)   $(1,610,467)     $(671,859)        $(9,027,165)
                                            ----------------------------------------------------------------
                                            ----------------------------------------------------------------

Net loss per share - basic and diluted            $(.48)         $(.34)         $(.17)             $(3.77)
                                            ----------------------------------------------------------------
                                            ----------------------------------------------------------------

Weighted average number of shares
  outstanding - basic and diluted             4,916,654      4,789,242      3,915,295           2,396,993
                                            ----------------------------------------------------------------
                                            ----------------------------------------------------------------




SEE ACCOMPANYING NOTES.

                                    Medwave, Inc.
                            (A Development Stage Company)

                     Statement of Changes in Stockholders' Equity





                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                     COMMON STOCK           UNREALIZED     DURING THE
                                              ---------------------------     LOSS ON      DEVELOPMENT
                                                 SHARES         AMOUNT      INVESTMENTS      STAGE         TOTAL
                                              -----------------------------------------------------------------------
Issuance of Common Stock at $.15 per share
  in July 1984 for capital equipment donated     10,000      $   1,500       $      -    $         -    $     1,500
Assets donated to Company by officer in
  August 1984                                         -          1,145              -              -          1,145
Net income for the period of June 27, 1984
  (inception) to April 30, 1985                       -              -              -            235            235
                                              -----------------------------------------------------------------------
Balance at April 30, 1985                        10,000          2,645              -            235          2,880
Net income                                            -              -              -          1,393          1,393
                                              -----------------------------------------------------------------------
Balance at April 30, 1986                        10,000          2,645              -          1,628          4,273
Issuance of Common Stock in connection
  with stock split in July 1986                 190,000              -              -              -              -
Net loss                                              -              -              -        (98,211)       (98,211)
                                              -----------------------------------------------------------------------
Balance at April 30, 1987                       200,000          2,645              -        (96,583)       (93,938)
Net loss                                              -              -              -       (131,931)      (131,931)
                                              -----------------------------------------------------------------------
Balance at April 30, 1988                       200,000          2,645              -       (228,514)      (225,869)
Net loss                                              -              -              -       (258,135)      (258,135)
                                              -----------------------------------------------------------------------
Balance at April 30, 1989                       200,000          2,645              -       (486,649)      (484,004)
Issuance of Common Stock at $.975 per
  share in April 1990 for consulting
  services                                        3,500          3,413              -              -          3,413
Accrual of dividends payable on the
  Redeemable Convertible Preferred Stock,
  Series A                                            -         (1,145)             -        (21,343)       (22,488)
Net loss                                              -              -              -       (278,845)      (278,845)
                                              -----------------------------------------------------------------------
Balance at April 30, 1990                       203,500          4,913              -       (786,837)      (781,924)
Accrual of dividends payable on the
  Redeemable Convertible Preferred
  Stock Series A                                      -              -              -         (1,775)        (1,775)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I                           -              -              -         (9,711)        (9,711)
Net loss                                              -              -              -       (553,710)      (553,710)
                                              -----------------------------------------------------------------------
Balance at April 30, 1991                       203,500          4,913              -     (1,352,033)    (1,347,120)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I                           -              -              -        (10,649)       (10,649)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II                          -              -              -       (105,318)      (105,318)
Net loss                                              -              -              -     (1,371,031)    (1,371,031)
                                              -----------------------------------------------------------------------
Balance at April 30, 1992                       203,500          4,913              -     (2,839,031)    (2,834,118)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I                           -              -              -        (10,914)       (10,914)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II                          -              -              -       (118,197)      (118,197)
Net loss                                              -              -              -       (615,888)      (615,888)
                                              -----------------------------------------------------------------------
Balance at April 30, 1993 (carried forward)     203,500          4,913              -     (3,584,030)    (3,579,117)




                                    Medwave, Inc.
                            (A Development Stage Company)

               Statement of Changes in Stockholders' Equity (continued)



                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                     COMMON STOCK           UNREALIZED     DURING THE
                                              ---------------------------     LOSS ON      DEVELOPMENT
                                                 SHARES         AMOUNT      INVESTMENTS      STAGE         TOTAL
                                              -----------------------------------------------------------------------
Balance at April 30, 1993 (brought forward)     203,500       $  4,913       $      -    $(3,584,030)   $(3,579,117)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I                           -              -              -        (11,185)       (11,185)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II                          -              -              -       (121,904)      (121,904)
Net loss                                              -              -              -       (646,480)      (646,480)
                                              -----------------------------------------------------------------------
Balance at April 30, 1994                       203,500          4,913              -     (4,363,599)    (4,358,686)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I                           -              -              -        (11,463)       (11,463)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II                          -              -              -       (125,732)      (125,732)
Net loss                                              -              -              -       (455,498)      (455,498)
                                              -----------------------------------------------------------------------
Balance at April 30, 1995                       203,500          4,913              -     (4,956,292)    (4,951,379)
Exercise of stock options and warrants          126,896        144,299              -              -        144,299
Initial public offering of Common Stock,
  net of expenses                             1,610,000      6,833,491              -              -      6,833,491
Preferred Stock conversion                    2,750,164      5,476,163              -              -      5,476,163
Change in unrealized loss on investments              -              -        (33,245)             -        (33,245)
Accretion on the Redeemable Convertible
  Preferred Stock--Series I                           -              -              -         (5,874)        (5,874)
Accretion on the Redeemable Convertible
  Preferred Stock--Series II                          -              -              -        (64,838)       (64,838)
Accrual of dividends payable on the
  Redeemable Convertible Preferred Stock--
  Series X and Series I                               -              -              -         (7,858)        (7,858)
Net loss                                              -              -              -       (671,859)      (671,859)
                                              -----------------------------------------------------------------------
Balance at April 30, 1996                     4,690,560     12,458,866        (33,245)    (5,706,721)     6,718,900
Exercise of stock options and warrants          128,178        305,837              -              -        305,837
Change in unrealized loss on investments              -              -          8,326              -          8,326
Net loss                                              -              -              -     (1,610,467)    (1,610,467)
                                              -----------------------------------------------------------------------
Balance at April 30, 1997                     4,818,738     12,764,703        (24,919)    (7,317,188)     5,422,596
Exercise of stock options and warrants          119,658        484,058              -              -        484,058
Private Placement of Common Stock, in
  March 1998 at $7.50 per share,
  net of expenses                               440,000      2,992,209              -              -      2,992,209
Change in unrealized loss on investments              -              -          9,920              -          9,920
Net loss                                              -              -              -     (2,336,737)    (2,336,737)
                                              -----------------------------------------------------------------------
Balance at April 30, 1998                     5,378,396    $16,240,970       $(14,999)   $(9,653,925)   $ 6,572,046
                                              -----------------------------------------------------------------------
                                              -----------------------------------------------------------------------



SEE ACCOMPANYING NOTES.

                                    Medwave, Inc.
                            (A Development Stage Company)

                               Statements of Cash Flows



                                                                                           PERIOD FROM
                                                                                          JUNE 27, 1984
                                                       YEAR ENDED APRIL 30                (INCEPTION) TO
                                                1998           1997            1996       APRIL 30, 1998
                                            -------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                    $(2,336,737)   $(1,610,467)   $  (671,859)    $ (9,027,165)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                 79,736         62,147         44,389          556,618
    Amortization                                 25,400         27,115         16,094           82,599
    Loss on sale of equipment                         -              -              -            7,375
    Issuance of Common Stock for
      consulting services                             -              -              -            3,413
    Changes in operating assets and
      liabilities:
        Accounts receivable                     (17,632)       (41,986)             -          (59,618)
        Inventories                            (134,612)      (105,493)        (8,974)        (249,079)
        Prepaid expenses                          6,207         19,989        (75,157)         (74,974)
        Accounts payable                         31,195         (5,217)        74,317          109,585
        Accrued payroll                           6,721         22,113          6,493           57,531
                                            -------------------------------------------------------------
Net cash used in operating activities        (2,339,722)    (1,631,799)      (614,697)      (8,593,715)

INVESTING ACTIVITIES
Purchase of property and equipment              (54,158)      (104,865)       (89,693)        (712,493)
Patent expenditures                                   -        (27,157)       (38,907)        (136,017)
Purchase of investments                      (4,745,431)    (8,914,853)   (19,952,765)     (33,613,049)
Sales and maturities of investments           4,349,641     10,843,816     14,160,320       29,355,619
Proceeds from sale of equipment                       -              -              -           18,200
                                            -------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                   (449,948)     1,796,941     (5,921,045)      (5,087,740)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock    3,476,267        305,837      6,977,790       10,759,894
Net proceeds from issuance of Convertible
  Preferred Stock                                     -              -              -        4,848,258
                                            -------------------------------------------------------------
Net cash provided by financing activities     3,476,267        305,837      6,977,790       15,608,152
                                            -------------------------------------------------------------
Increase in cash and cash equivalents           686,597        470,979        442,048        1,926,697
Cash and cash equivalents at beginning
  of period                                   1,240,100        769,121        327,073                -
                                            -------------------------------------------------------------
Cash and cash equivalents at end of period  $ 1,926,697    $ 1,240,100    $   769,121     $  1,926,697
                                            -------------------------------------------------------------
                                            -------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                            (A Development Stage Company)

                            Notes to Financial Statements

                                    April 30, 1998


1. BUSINESS ACTIVITY

Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure of adults. Utilizing the Company's proprietary technology, the VASOTRAC-TM- system monitors blood pressure continually, providing new readings approximately every fifteen heartbeats. The continual, efficacious and noninvasive qualities of the VASOTRAC-TM- system make it a new approach to blood pressure monitoring.

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

NET LOSS PER SHARE

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE, which replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude the dilutive effect of options, warrants and convertible securities, while diluted earnings per share include such effects. All earnings per share amounts for all periods have been presented to conform with Statement No. 128 requirements and are unchanged from those previously reported. Pursuant to SAB No. 83, all common shares issued and stock options and warrants granted by the Company at a price less than the initial public offering price during the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for all periods up to the initial public offering date. For all years presented, the Company's basic and diluted loss per share is the same because the effects of all options, warrants and convertible securities were antidilutive.

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

3. INVESTMENTS

The following is a summary of the investments available-for-sale as of April 30:

                                                       UNREALIZED       FAIR
                                          COST           LOSSES         VALUE
                                      ------------------------------------------
1998
U.S. corporate debt securities         $3,973,219      $  (9,777)    $3,963,442
European bank notes                       286,053         (5,222)       280,831
                                      ------------------------------------------
                                       $4,259,272       $(14,999)    $4,244,273
                                      ------------------------------------------
                                      ------------------------------------------


                                                       UNREALIZED       FAIR
                                          COST           LOSSES         VALUE
                                      ------------------------------------------
1997
U.S. corporate debt securities         $2,552,681       $(12,776)    $2,539,905
U.S. treasury and European bank notes   1,310,801        (12,143)     1,298,658
                                      ------------------------------------------
                                       $3,863,482       $(24,919)    $3,838,563
                                      ------------------------------------------
                                      ------------------------------------------


4. CAPITAL STOCK

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

In March 1998, the Company sold 440,000 shares of Common Stock in a private placement for $7.50 per share from which the Company received net proceeds of $2,992,209.

5. LEASES

The Company leases its office, research and development, sales, and production facility under an operating lease that expires May 31, 2000. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under operating leases was $53,109, $56,434 and $30,949 for the years ended April 30, 1998, 1997 and 1996, respectively.

Future minimum rental payments required under leases that have remaining terms in excess of one year as of April 30, 1998 are as follows:


   Year ending April 30:
     1999                                                            $33,456
     2000                                                             33,456
     2001                                                              2,788
                                                                    ---------
                                                                     $69,700
                                                                    ---------
                                                                    ---------

6. INCOME TAXES

At April 30, 1998, the Company had net operating loss carryforwards of approximately $9,200,000 and research and development tax credit carryforwards of approximately $440,000. These carryforwards are available to offset future taxable income through 2013; however, a portion of the net operating loss will begin to expire in 2002. In addition, these carryforwards are subject to the limitations of Internal Revenue Code Section 382 relating to certain changes in the equity ownership of the Company.

No income taxes were paid for the years ended April 30, 1998, 1997 and 1996, respectively.

Components of deferred tax assets are as follows:


                                                               APRIL 30
                                                          1998          1997
                                                     --------------------------
  Net operating loss carryforwards                    $3,556,000    $2,650,000
  Research and development credit carryforwards          440,000       261,000
  Less valuation allowance                            (3,996,000)   (2,911,000)
                                                     --------------------------
  Net deferred tax assets                             $        -    $        -
                                                     --------------------------
                                                     --------------------------


7. RESEARCH AND DEVELOPMENT COSTS

Research and development consulting revenues of none, $9,700 and $154,000 have been netted against research and development costs for the years ended April 30, 1998, 1997 and 1996, respectively. These amounts were received in connection with consulting services performed on a single doppler flowmeter project for an unrelated entity.

8. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees or consultants of the Company. The maximum number of shares of Common Stock currently reserved for issuance is 1,700,000 shares. A majority of the options granted have 10 year terms and vest and become fully exercisable at the end of 4 years of continued employment.

Option activity is summarized as follows:



                                                                                        WEIGHTED
                                            SHARES        OPTIONS OUTSTANDING            AVERAGE
                                          AVAILABLE   ---------------------------    EXERCISE PRICE
                                          FOR GRANT        PLAN         NON-PLAN        PER SHARE
                                         -----------------------------------------------------------
Balance at April 30, 1995                  302,500        597,500         95,000          $1.09
Granted                                   (525,000)       525,000              -           3.64
Exercised                                        -              -        (75,000)           .98
Canceled                                     7,000         (7,000)             -           1.05
                                         -----------------------------------------
Balance at April 30, 1996                 (215,500)     1,115,500         20,000           2.30
Additional shares reserved for issuance    500,000              -              -              -
Granted                                    (71,000)        71,000              -           9.50
Exercised                                        -         (3,800)             -            .75
                                         -----------------------------------------
Balance at April 30, 1997                  213,500      1,182,700         20,000           2.85
Additional shares reserved for issuance    300,000              -              -              -
Granted                                   (255,000)       255,000              -          12.98
Exercised                                        -       (107,000)             -           4.30
Canceled                                   122,500       (122,500)             -           7.16
                                         -----------------------------------------
Balance at April 30, 1998                  381,000      1,208,200         20,000           4.28
                                         -----------------------------------------
                                         -----------------------------------------


The following table summarizes information about the stock options outstanding at April 30, 1998:



                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       -----------------------------------------------  ---------------------------
                                         WEIGHTED
                                          AVERAGE         WEIGHTED                      WEIGHTED
    RANGE OF                NUMBER       REMAINING         AVERAGE        NUMBER         AVERAGE
 EXERCISE PRICE          OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
----------------------------------------------------------------------  ---------------------------
     $  .75                 177,200        6 years         $  .75        165,950         $  .75
       1.25                 370,960        5 years           1.25        370,960           1.25
  2.00 -   2.25             264,040        7 years           2.23        176,540           2.22
       3.00                  60,000        7 years           3.00         30,000           3.00
  5.00 -   5.25              65,000        8 years           5.22         32,500           5.22
  8.00 -   9.00              32,000        9 years           8.38          5,250           8.05
 10.00 -  10.50              54,000        9 years          10.11         11,000          10.08
 13.00 -  14.00             205,000       10 years          13.34              -              -
                         -----------                                     --------
$  .75 - $14.00           1,228,200      6.9 years         $ 4.28        792,200         $ 1.76
                         -----------                                     --------
                         -----------                                     --------


Options outstanding expire at various dates during the period from 2002 through 2008. The number of options exercisable as of April 30, 1998 and 1997 were 792,200 and 736,450, respectively, at weighted average exercise prices of $1.76 and $1.65 per share, respectively.

In connection with bridge financing in 1991, the Company issued warrants to purchase 109,489 shares of Common Stock at an original exercise price of $1.37 per share. The warrants originally expired on February 1, 1996. In September 1995, the Company's Board of Directors amended such warrants to extend the exercise date to February 1, 1998 and increased the exercise price from $1.37 per share to $1.87 per share. Warrants for the purchase of 12,658 and 44,378 shares were exercised during fiscal 1998 and 1997, respectively. None of these warrants remain outstanding.

In connection with the IPO, the Company issued warrants to purchase 140,000 shares of Common Stock at an exercise price of $6.00 per share. The warrants expire in the year 2000.

PRO FORMA DISCLOSURES

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997: risk-free interest rates ranging from 6.00% to 5.29%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .65 and .57, respectively, and a weighted average expected life of the option of 4 years.

The weighted average fair value of options granted during the years ended April 30, 1998 and 1997 was $7.07 and $4.65 per share, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:



                                                    APRIL 30
                                         1998         1997          1996
                                    ---------------------------------------
Pro forma net loss                   $(2,736,066) $(1,910,295)   $(812,778)
Pro forma net loss per common share      (.56)         (.40)        (.21)


The pro forma effect on net loss for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None


                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of July 10, 1998. A summary of the background and experience of each of these individuals is set forth after the table.

The directors and executive officer of the Company are:


                Name                    Age             Position
          ----------------------------------------------------------------------
          G. Kent Archibald             57  President, Chief Executive Officer,
                                            Secretary, and Director
          Mark T. Bakko                 38  Chief Financial Officer
          Norman Dann(1)                71  Director
          Jeffrey W. Green              58  Director
          Richard E. Harbaugh           45  Vice President Marketing
          Jerry E. Robertson, Ph.D.(1)  65  Director

----------------------------
(1) Member of the Audit and Compensation Committees


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

MARK T. BAKKO is the Chief Financial Officer of the Company. He has served in this position since February 1996. From 1984 to 1996, Mr. Bakko was with Deloitte & Touche LLP with his most recent position being a senior manager. Mr. Bakko has been a Certified Public Accountant since 1985 in the State of Minnesota. Mr. Bakko holds a Masters of Business Taxation and B.S.B.A. degree in Accounting from the University of Minnesota.

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

JEFFREY W. GREEN, has been a director of the Company since August 1997. Mr. Green serves as Chairman of the Board of Hutchinson Technology, Inc. Mr. Green co-founded Hutchinson Technology, Inc. in 1965 and served as its Chief Executive Officer from January 1983 to May 1996. Hutchinson Technology, Inc. is the world's leading supplier of suspension assemblies for rigid magnetic disk drives. Mr. Green is a board member of Applied Biometrics, Inc., a maker of medical devices. Mr. Green is also a board member of the following privately held businesses: ContiMed, Inc., which is developing urinary catheters and Internet Financial Services, Inc. Mr. Green is also a board member of the following community business organizations: the Minnesota Chamber of Commerce and the Chamber of Commerce of South Dakota.

RICHARD E. HARBAUGH is the Vice President of Marketing of the Company. He has served in this position since September 1997. From 1986 to 1995, Mr. Harbaugh was President of Harbaugh Associates and became President of Sterling Clinical Resources when it acquired his firm in 1995. Sterling is a market research firm serving the medical device community. Mr. Harbaugh served as Director of Marketing for Interpore International, an orthopedic product company, from 1984 to 1986. Previous to 1984, Mr. Harbaugh worked in various marketing and new product development positions for American Medical International, Bard and the Edwards divisions of American Hospital Supply (now Baxter). Mr. Harbaugh holds a B.S. degree from California Polytechnic University where he also performed his graduate studies.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending April 30, 1998, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded to G. Kent Archibald, the President and Chief Executive Officer and Todd A. Erdmann, formerly the Vice President of Sales of the Company during the Company's last three fiscal years ended April 30, 1996, 1997, and 1998. No other executive officer of the Company received total salary and bonus compensation in excess of $100,000 for the fiscal year ending 1998.


                           SUMMARY COMPENSATION TABLE

                                                              Long-Term
                                  Annual Compensation        Compensation
                                                             ------------
                                                               Securities         All Other
Name and Principal Position      Year    Salary    Bonus    Underlying Options   Compensation
                                                             (# of shares)(1)
---------------------------------------------------------------------------------------------
G. Kent Archibald,               1998  $150,000     ----            ---           $4,500(2)
President and Chief Executive    1997   150,000     ----            ---            4,500(2)
Officer                          1996   110,425     ----         175,000           1,312(2)
---------------------------------------------------------------------------------------------
Todd A. Erdmann,                 1998  $109,490     ----            ---           $3,130(2)
Former Vice President of Sales   1997   162,669     ----            ---            3,206(2)
                                 1996    60,288     ----         175,000             ---

---------------------------
(1) Number of shares of Common Stock subject to options that were granted during the year.
(2) Reflects the Company's contribution to executive's individual retirement account under the Company's Simplified Employee Pension Plan.


                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options were granted during fiscal year 1998 to the named Executive Officers.

                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning each exercise of stock options during the year ended April 30, 1998 by each of the executive officers named in the above Summary Compensation Table and the aggregated fiscal year-end value of the unexercised options of each such executive officer.


                                                         Number of Unexercised       Value of Unexercised In-the-
                                                         Securities Underlying       Money Options at Fiscal Year-
                                                     Options at Fiscal Year-End (#)        End ($)(1)
                                                     -------------------------------------------------------------
                          Shares         Value
                        Acquired on    Realized ($)    Exercisable   Unexercisable   Exercisable     Unexercisable
      Name               Exercise (#)
-----------------------------------------------------------------------------------------------------------------
G. Kent Archibald          - 0 -        $  - 0 -         347,500          87,500      $3,082,500       $  700,000
Todd A. Erdmann           87,500        278,863(2)         - 0 -           - 0 -           - 0 -            - 0 -

(1) Based on the differences between the closing price of the Company's Common Stock fiscal year-end and the option exercise price.

(2) Reflects the value realized by Mr. Erdmann upon the exercise of option to purchase 87,500 shares of Common Stock at an exercise price of $5.06 per share on January 30, 1998, based upon the sale of the shares simultaneously with the exercise of the shares.

COMPENSATION OF DIRECTORS

Directors are not currently paid fees for attending meetings. In connection with the election of Messrs. Dann, Robertson, and Green to the Board of Directors, in August 1995 each of Messrs. Dann and Robertson received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share, and in August 1997, Mr. Green received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $13.875. Each such option is for a term of ten years and vests over a four-year period.

Although the Company has non-compete and confidentiality agreements with its employees, the Company does not have an employment agreement with, or key-man life insurance on, Mr. Archibald or any other individual.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock of the Company on July 10, 1998 by each of the executive officers named in the Summary Compensation Table set forth in Item 11 by each director, by all directors and current executive officers as a group and by all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated.


     Name and Address                          Shares Beneficially    Percent of
                                               Owned(1)               Ownership
--------------------------------------------------------------------------------
     G. Kent Archibald                              565,493(2)           9.8%
     4382 Round Lake Road West
     Arden Hills, MN   55112


     Aaron Boxer, Revocable Trust                   396,639              7.4%
     Aaron Boxer, Trustee
     5500 Wayzata Boulevard
     8th Floor - Suite 800
     Minneapolis, MN   55416


     William D. Corneliuson                         300,100              5.6%
     777 East Wisconsin Avenue
     Suite 3020
     Milwaukee, WI   53202


     Norman Dann                                     22,500(3)            *
     4382 Round Lake Road West
     Arden Hills, MN   55112

     Todd A. Erdmann                                  5,650(4)            *
     1626 Edona Road
     Fort Collins, CO   80525


     Jeffrey W. Green                                 7,500(3)            *
     3401 4th Avenue North
     Sioux Falls, SD   57104


     Jerry E. Robertson                              32,500(5)            *
     3050 Minnesota Word Trade Center
     30 Seventh Street East
     St. Paul, MN   55108



     Name and Address                          Shares Beneficially    Percent of
                                               Owned(1)               Ownership
--------------------------------------------------------------------------------
     David B. Johnson                               450,037(6)           8.4%
     5500 Wayzata Boulevard
     8th Floor - Suite 800
     Minneapolis, MN   55416


     All Current Executive Officers and
     Directors as a Group (6 persons)               674,243(7)           11.5%



 *   Less than 1%

 (1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such person or group.

 (2) Includes Options to purchase 391,250 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

 (3) Such shares are not outstanding but may be purchased upon exercise of options which are currently exercisable or will become exercisable within 60 days of the date hereof.

 (4) Includes 872 shares owned by Mr. Erdmann's wife, over which he may be deemed to share voting and investment power.

 (5) Includes 10,000 shares held by limited partnership of which Dr. Robertson and his wife are the general partners and options to purchase 22,500 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

 (6) Includes 28,500 shares held by Mr. Johnson's spouse and minor children, over which he may be deemed to share voting and disposition power, and warrants to purchase 70,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

 (7) Includes options to purchase 485,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no related party transactions.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Exhibits

     See Exhibit Index on page following signatures.

(b)  Financial Statement Schedules

     None

(c)  Reports on Form 8-K

     Reports on Form 8-K were filed during the fourth quarter of fiscal 1998.





                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDWAVE, INC.
                                        a Minnesota Corporation

Date: July 20, 1998                     By /s/ G. Kent Archibald
                                           -------------------------------------
                                               G. Kent Archibald, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
/s/ G. Kent Archibald          President, CEO, and Director       July 20, 1998
-----------------------------  (principal executive officer)
G. Kent Archibald


/s/ Mark T. Bakko              Chief Financial Officer            July 20, 1998
-----------------------------  (principal financial and
Mark T. Bakko                  accounting officer)


/s/ Norman Dann                Director                           July 20, 1998
-----------------------------
Norman Dann


/s/ Jeffrey W. Green           Director                           July 20, 1998
-----------------------------
Jeffrey W. Green



/s/ Jerry E. Robertson         Director                           July 20, 1998
-----------------------------
Jerry E. Robertson, Ph.D.


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC   20549


                                   MEDWAVE, INC.

                                   EXHIBIT INDEX
                                         TO
                   FORM 10-K FOR FISCAL YEAR ENDED APRIL 30, 1998


Exhibit
Number    Description
-------   -----------
3.1 Amended and Restated Articles of Incorporation - incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, Reg. No. 33-96878C*

3.2 Amended and Restated Bylaws - incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 33-96878C*

10.1 Agreement of Lease dated February 22, 1996 between the Company and Distribution Systems and Service Corporation and Scholl's Inc. - incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1996*

10.2** Amended and Restated Medwave Stock Option Plan (as amended through November 19, 1995) and forms of Incentive and Nonstatutory Stock Option Agreements thereunder - incorporated by reference to Exhibit
          10.2 to the Registrant's Annual Report on From 10-K for the fiscal year ended April 30, 1996*

10.3 Agreement of Lease dated April 10, 1998 between the Company and The Remada Companies*

23.2      Consent of Ernst & Young LLP

27        Financial data Schedule (filed in electronic format only)


* Incorporated by reference to a previously filed report or document, SEC File No. 0-28010 unless otherwise indicated

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit