Form 10-Q
period 1998-07-31
MEDWAVE INC
filed 1998-09-14
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 1998; or

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

                                 (651) 639-1227
                    (Registrant's telephone number, including
                                   area code)


Indicate by mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

As of August 31, 1998, the issuer had 5,392,396 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                           Page


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - April 30, 1998 and July 31, 1998                 2

           Statements of Operations - Three Months Ended July 31, 1998       3
             and 1997 and Period from June 27, 1984 (Inception) to
             July 31, 1998

           Statements of Cash Flows - Three Months Ended July 31, 1998       4
              and 1997 and Period from June 27, 1984 (Inception) to
              July 31, 1998


           Notes to Financial Statements                                     5


  Item 2.  Management's Discussion and Analysis of Financial Condition       5
             and Results of Operation

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        7

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 7

  Item 2.  Changes in Securities                                             7

  Item 3.  Defaults Upon Senior Securities                                   8

  Item 4.  Submission of Matters To A Vote of Security Holders               9

  Item 5.  Other Information                                                 9

  Item 6.  Exhibits and Reports on Form 8-K                                  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                   Medwave, Inc.
                                               (A Development Stage Company)
                                                      Balance Sheets

                                                                                           April 30,             July 31,
                                                                                             1998                  1998
                                                                                      --------------------------------------
                                                                                         (see note 2)         (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                            $1,926,697          $  1,468,705
      Short term investments                                                                  759,758             1,564,052
      Accounts receivable                                                                      59,618               175,445
      Inventories                                                                             249,079               201,267
      Prepaid expenses                                                                         74,975                44,412
                                                                                      --------------------------------------
Total current assets                                                                        3,070,127             3,453,881

Investments                                                                                 3,484,515             2,661,564

Property and equipment:
      Research and development equipment                                                      242,606               239,043
      Office Equipment                                                                        115,243               115,243
      Manufacturing and engineering equipment                                                  65,259                65,259
      Sales and marketing equipment                                                            60,183                59,927
      Leasehold improvements                                                                   31,613                31,613
                                                                                      --------------------------------------
                                                                                              514,904               511,085
      Accumulated depreciation                                                               (383,802)             (399,513)
                                                                                      --------------------------------------
                                                                                              131,102               111,572

Patents, net                                                                                   53,418                47,069
                                                                                      --------------------------------------
Total Assets                                                                               $6,739,162          $  6,274,086
                                                                                      ======================================
Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                                    $   109,585          $    130,658
      Accrued payroll                                                                          57,531                53,707
                                                                                      --------------------------------------
Total current liabilities                                                                     167,116               184,365

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issues and outstanding shares -                                           16,240,970            16,245,470
                            July 31, 1998  -  5,384,396
                            April 30, 1998 - 5,378,376
      Unrealized gain/(loss) on investments                                                   (14,999)              (16,235)
      Deficit accumulated during the development stage                                     (9,653,925)          (10,139,514)
                                                                                      --------------------------------------
Total shareholders' equity                                                                  6,572,046             6,089,721
                                                                                      --------------------------------------

Total liabilities and shareholders' equity                                                 $6,739,162          $  6,274,086
                                                                                      ======================================

The accompanying notes are an integral part of these financial statements.



                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)



                                                                                                               Period from
                                                                                                              June 27, 1984
                                                                     Three months ended July 31                (Inception)
                                                               ---------------------------------------              to
                                                                          1998                   1997         July 31, 1998
                                                               ---------------------------------------       -----------------
Revenue:
      Net Sales                                                 $      200,332        $       186,709        $        866,286

Operating expenses:
      Cost of sales and product development                            173,570                188,836                 839,391
      Research and development                                         270,670                276,657               5,891,547
      Sales and marketing                                              218,646                252,528               1,958,703
      General and administrative                                       100,714                 93,839               2,806,433
                                                               ---------------------------------------       -----------------
Operating loss                                                        (563,268)              (625,151)            (10,629,788)

Other income:
      Interest income                                                   77,678                 62,001               1,117,033
                                                               ---------------------------------------       -----------------
Net loss                                                        $     (485,590)        $     (563,150)        $    (9,512,755)
                                                               =======================================       =================

Net loss per share - Basic and diluted                          $        (0.09)     $           (0.12)     $            (3.88)
                                                               =======================================       =================
Weighted average number of common and
      common equivalent shares outstanding                           5,384,396              4,818,738               2,450,331
                                                               =======================================       =================

The accompanying notes are an integral part of these financial statements.



                                                   Medwave, Inc.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                   (Unaudited)





                                                                                                                        Period from
                                                                                                                       June 27, 1984
                                                                                   Three months ended July 31           (Inception)
                                                                               ------------------------------------         to
                                                                                      1998                 1997       July 31, 1998
                                                                               ------------------------------------  ---------------
Operating activities
Net loss                                                                         $   (485,590)     $   (563,150)    $    (9,512,755)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     19,373            17,730             575,991
      Amortization                                                                      6,349             6,350              88,948
      Loss on sale of equipment                                                       ---               ---                   7,375
      Issuance of Common Stock for consulting services                                ---               ---                   3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                                         (115,827)         (110,989)           (175,445)
         Inventories                                                                   47,812           (71,683)           (201,267)
         Prepaid expenses                                                              30,563            34,458             (44,412)
         Accounts payable and accrued expenses                                         21,073           109,764             130,658
         Accrued payroll and related taxes                                             (3,824)           (1,205)             53,707
                                                                               ------------------------------------   --------------
Net cash used in operating activities                                                (480,071)         (578,725)         (9,073,787)

Investing activities
Patent expenditures                                                                  ---                ---                (136,017)
Purchase of investments                                                              (242,951)         (488,006)        (33,856,000)
Sales and maturity of investments                                                     260,373           ---              29,615,993
Purchase of property and equipment                                                     (3,306)          (16,414)           (715,799)
Proceeds from sale of equipment                                                         3,463           ---                  21,663
                                                                               ------------------------------------   --------------
Net cash used in investing activities                                                  17,579          (504,420)         (5,070,160)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock                             ---                ---              4,848,258
Net proceeds from issuance of Common Stock                                              4,500            ---             10,764,394
                                                                               ------------------------------------   --------------
Net cash provided by financing activities                                               4,500            ---             15,612,652
                                                                               ------------------------------------   --------------

(Decrease) increase in cash and cash equivalents                                     (457,992)       (1,083,145)          1,468,705
Cash and cash equivalents at beginning of period                                    1,926,697         1,240,100
                                                                               ------------------------------------   --------------
Cash and cash equivalents at end of period                                       $  1,468,705      $    156,955       $   1,468,705
                                                                               ====================================   ==============


The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                  July 31, 1998


1.    Organization and Description of Business

      Medwave, Inc. (the Company) is a development stage enterprise engaged in the development, manufacturing, and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults and in the development of related technology and products.


2.    Basis of Presentation

      The financial information presented as of July 31, 1998 has been prepared from the books and records without audit. Financial information as of April 30, 1998 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs sixteen full-time employees and three part-time employees.
Since its inception, the Company has been engaged in the development of a non-invasive, continual blood pressure measurement and monitoring system. Utilizing the Company's proprietary technology, the Vasotrac(R) system provides new blood pressure readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings and the non-invasive features of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In 1997, the Company began development of a hand-held blood pressure monitor. This hand-held unit is based on the technology used in the Vasotrac system.

The Company has incurred an accumulated deficit of $10,139,500 from its inception through July 31, 1998. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and/or related technology. However, there can be no assurance that the Vasotrac system or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In December 1997, the Company began developing a dealer sales network for selling the Vasotrac system. To date, the Company has entered into agreements with eight dealers whose territories cover the southern and western United States. The Company is seeking qualified dealers in the northeast portion of the United States and portions of the Midwest. The success of the Company's Vasotrac system sales will depend upon the ability of dealers to sell the Vasotrac system to the hospitals in their area. At this time, dealers have not had enough sales experience with the Vasotrac to demonstrate that they will be successful. Furthermore, the Company has limited distribution arrangements and there can be no assurance that the Company will be able to implement or effectuate other such arrangements.

The Company's hand-held blood pressure monitor, that is under development, may have sales potential both in the professional market (doctors, nurses, and medical technicians) and in the consumer market. The Company does not have suitable distribution channels for these potential markets and there can be no assurance that the Company will be able to implement or effectuate suitable arrangements for such markets.

For the Company to emerge from the development stage, it will depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $850,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Cash, cash equivalents, and short and long-term investments are being used primarily to continue clinical testing of the Vasotrac system, for manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $900,000 for research and development. Specifically the funds are expected to be used to develop an improved sensor and to sustain engineering support for manufacturing and for the continued development of a hand-held unit. No significant amount of equipment is expected to be required. Even assuming limited sales, the Company believes that the Company's cash, cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately one and a half years from July 31, 1998. If the development process for the Company's products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, or the sales and marketing costs are higher than expected, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months ended July 31, 1998 and 1997, respectively. The analysis of liquidity and capital resources compares July 31, 1998 to April 30, 1998.

Operating revenue was $200,300 and $186,700 for the quarter ended July 31, 1998 and 1997, respectively. The operating revenue increase was attributed to the switch from direct sales over to a dealer network and included a marketing incentive program to help provide customer feedback on the Vasotrac system.

Cost of sales and product development was $173,500 and $188,800 for the quarter ended July 31, 1998 and 1997, respectively. The cost of sales and product development decrease was attributed to increased efficiencies in product manufacturing as the Company improves its manufacturing processes.

The Company incurred $270,700 and $276,700 for research and development expenses for the quarter ended July 31, 1998 and 1997, respectively. The research and development expense decrease was attributed to a decrease in clinical costs as a result of the completion of the multi-site clinical study.

The Company incurred $218,600 and $252,500 for sales and marketing expenses for the quarter ended July 31, 1998 and 1997, respectively. The sales and marketing expense decrease was attributable to a decrease in the number of sales representatives employed by the Company as the Company converted over to a dealer network.

The Company incurred $100,700 and $93,800 for general and administrative expenses for the quarter ended July 31, 1998 and 1997, respectively. The increase in general and administrative expenses was attributed to a general increase in expenses.

Interest income was $77,700 and $62,000 for the quarter ended July 31, 1998 and July 31, 1997, respectively. The increase reflects higher cash, cash equivalents, and short and long-term investments as a result of the Company's private placement in March 1998.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short-and long-term investments were $5,694,300 and $6,171,000 at July 31, 1998 and April 30, 1998, respectively. The
Company incurred cash expenditures of $480,100 for operations for the quarter ended July 31, 1998.

With the Company's cash, cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately one and a half years from July 31, 1998. The Company has no significant capital expenditure commitments.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
   Not applicable.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES

Use of proceeds for the period ending:  July 31, 1998 (Final Report)
(1)      Effective Date:                November 9, 1995
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

         Purchases and installation of              (A) Direct or indirect payments to directors,
         machinery and equipment                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          None
                                                    (B)  Direct or indirect payment to others:            $ 218,476

         Reserve Asset Management Account:          (A)  Direct or indirect payments to directors,
                                                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          None
                                                    (B)  Direct or indirect payment to others:              None

         Marketing & Manufacturing:                 (A)  Direct or indirect payments to directors,
                                                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          $  439,516
                                                    (B)  Direct or indirect payment to others:              $2,383,236

         Research & Development:                    (A)  Direct or indirect payments to directors,
                                                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          $  236,868
                                                    (B)  Direct or indirect payment to others:              $2,227,084

         General & Administrative:                  (A)  Direct or indirect payments to directors,
                                                    officers, general partners of issuer or their
                                                    associates, to persons owning ten percent
                                                    (10%) or more of any class of equity securities
                                                    of the issuer and to affiliates of the issuer:          $  245,881
                                                    (B)  Direct or indirect payment to others:              $1,050,894



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.  OTHER INFORMATION

Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in the Company's other filings with the SEC, have affected and, in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products, the Company's success in creating effective distribution channels for its products, the Company's ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                     27  Financial data schedule

         (B)      REPORTS ON FORM 8K:
                     No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1998




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    September 11, 1998                Medwave, Inc.


                                       By: /s/  G. Kent Archibald
                                           G. Kent Archibald
                                           President and Chief Executive Officer


                                           /s/  Mark T. Bakko
                                           Mark T. Bakko
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                  JULY 31, 1998




Exhibit No.      Description


27               Financial Data Schedule (filed in electronic format only)