Form 10-Q
period 1998-10-31
MEDWAVE INC
filed 1998-12-15
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended October 31, 1998; or

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

As of November 30, 1998, the issuer had 5,392,396 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - April 30, 1998 and October 31, 1998                 2

          Statements of Operations - Three Months Ended October 31, 1998       3
             and 1997, Six Months Ended October 31, 1998 and 1997, and Period from June 27, 1984 (Inception) to October 31, 1998

          Statements of Cash Flows - Three Months Ended October 31, 1998       4
             and 1997, Six Months Ended October 31, 1998 and 1997,  and
             Period from June 27, 1984 (Inception) to October 31, 1998


          Notes to Financial Statements                                        5


  Item 2. Management's Discussion and Analysis of Financial Condition          5
             and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk           8

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                            8

  Item 2.         Changes in Securities                                        8

  Item 3.         Defaults Upon Senior Securities                              8

  Item 4.         Submission of Matters To A Vote of Security Holders          8

  Item 5.         Other Information                                            9

  Item 6.         Exhibits and Reports on Form 8-K                             9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                       April 30,    October 31,
                                                                         1998           1998
                                                                    ----------------------------
                                                                    (see note 2)    (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                     $  1,926,697    $  1,051,323
      Short term investments                                             759,758       3,075,667
      Accounts receivable                                                 59,618         176,379
      Inventories                                                        249,079         243,850
      Prepaid expenses                                                    74,975          32,212
                                                                    ------------    ------------
Total current assets                                                   3,070,127       4,579,431

Investments                                                            3,484,515       2,609,658

Property and equipment:
      Research and development equipment                                 242,606         233,560
      Office Equipment                                                   115,243         111,745
      Manufacturing and engineering equipment                             65,259          65,259
      Sales and marketing equipment                                       60,183          59,927
      Leasehold improvements                                              31,613          31,613
                                                                    ------------    ------------
                                                                         514,904         502,104
      Accumulated depreciation                                          (383,802)       (406,692)
                                                                    ------------    ------------
                                                                         131,102          95,412

Patents, net                                                              53,418          40,719
                                                                    ============    ============
Total Assets                                                        $  6,739,162    $  7,325,220
                                                                    ============    ============

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                              $    109,585    $    165,790
      Accrued payroll                                                     57,531          54,469
      Deferred revenue                                                      --         1,500,000
                                                                    ------------    ------------
Total current liabilities                                                167,116       1,720,259

Shareholders' equity:
      Common Stock, no par value:
                  Authorized shares--50,000,000
                  Issues and outstanding shares -- 5,384,396 at       16,240,970      16,252,470
                     April 30, 1998 and 5,392,396 at Oct 31, 1998
      Unrealized gain/(loss) on investments                              (14,999)         16,536
      Deficit accumulated during the development stage                (9,653,925)    (10,664,045)
                                                                    ------------    ------------
Total shareholders' equity                                             6,572,046       5,604,961
                                                                    ------------    ------------

Total liabilities and shareholders' equity                          $  6,739,162    $  7,325,220
                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                              Period from
                                                                                                             June 27, 1984
                                                                                                              (Inception)
                                              Three months ended October 31   Six months ended October 31          to
                                              ----------------------------    ----------------------------
                                                    1998             1997          1998            1997     October 31, 1998
                                              ----------------------------    ----------------------------    ------------
Revenue:
      Net Sales                               $    162,134    $    106,087    $    362,456    $    292,796    $  1,028,420

Operating expenses:
      Cost of sales and product development        130,700         116,929         304,267         305,765         970,091
      Research and development                     329,495         304,698         600,164         581,355       6,221,042
      Sales and marketing                          210,713         307,543         429,360         560,071       2,169,416
      General and administrative                   126,327         112,875         227,042         206,714       2,932,760
                                              ------------    ------------    ------------    ------------    ------------
Operating loss                                    (635,101)       (735,958)     (1,198,377)     (1,361,109)    (11,264,889)

Other income:
      Interest income                              110,577          61,541         188,256         123,542       1,227,610
                                              ------------    ------------    ------------    ------------    ------------
Net Loss                                      ($   524,524)   ($   674,417)   ($ 1,010,121)   ($ 1,237,567)   ($10,037,279)
                                              ============    ============    ============    ============    ============

Net loss per share - basic and diluted        $      (0.10)   $      (0.14)   $      (0.19)   $      (0.26)   $      (4.01)
                                              ============    ============    ============    ============    ============
Weighted average number of common and
      common equivalent shares outstanding       5,390,176       4,821,265       5,385,609       4,819,995       2,501,955
                                              ============    ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)

                                                                                                                        Period from
                                                                                                                       June 27, 1984
                                                                                                                        (Inception)
                                                            Three months ended October 31 Six months ended October 31       to
                                                            --------------------------------------------------------
                                                                  1998           1997           1998          1997      October 31,
                                                            --------------------------------------------------------        1998
                                                                                                                        ------------

Operating activities
Net loss                                                   $  (524,542)   $  (674,417)   $(1,010,121)   $(1,237,567)   $(10,037,279)
Adjustments to reconcile net loss to
   net cash provided (used) in operating activities:
      Depreciation                                              16,160         19,703         35,532         37,433         592,151
      Amortization                                               6,350          6,349         12,700         12,699          95,298
      Loss on sale of equipment                                   --             --             --             --             7,375
      Issuance of Common Stock for consulting services            --             --             --             --             3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                      (934)        88,082       (116,761)       (22,907)       (176,379)
         Inventories                                           (42,583)        27,113          5,229        (44,570)       (243,850)
         Prepaid expenses                                       12,200         38,355         42,763         72,813         (32,212)
         Accounts payable and accrued expenses                  35,132        (38,921)        56,205         70,843         165,790
         Accrued payroll and related taxes                         762          4,293         (3,062)         3,088          54,469
         Deferred income                                     1,500,000           --        1,500,000           --         1,500,000
                                                           -----------    -----------    -----------    -----------    ------------
Net cash used in operating activities                        1,002,545       (529,443)       522,485     (1,108,168)     (8,071,224)

Investing activities
Patent expenditures                                               --             --             --             --          (136,017)
Purchase of investments                                     (1,989,837)    (1,000,045)    (2,232,797)    (1,488,051)    (35,845,853)
Sales and maturity of investments                              562,908      4,050,460        823,281      4,050,460      30,178,901
Purchase of property and equipment                                --          (29,743)        (3,306)       (46,157)       (715,799)
Proceeds from sale of equipment                                   --             --            3,463           --            21,663
                                                           -----------    -----------    -----------    -----------    ------------
Net cash provided (used) in investing activities            (1,426,929)     3,020,672     (1,409,359)     2,516,252      (6,497,105)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock         --             --             --             --         4,848,258
Net proceeds from issuance of Common Stock                       7,000          3,000         11,500          3,000      10,771,394
                                                           -----------    -----------    -----------    -----------    ------------
Net cash provided by financing activities                        7,000          3,000         11,500          3,000      15,619,652
                                                           -----------    -----------    -----------    -----------    ------------

(Decrease) increase in cash and cash equivalents              (417,384)     2,494,229       (875,374)     1,411,084       1,051,323
Cash and cash equivalents at beginning of period             1,468,707        156,955      1,926,697      1,240,100            --
                                                           ===========    ===========    ===========    ===========    ============
Cash and cash equivalents at end of period                 $ 1,051,323    $ 2,651,184    $ 1,051,323    $ 2,651,184    $  1,051,323
                                                           ===========    ===========    ===========    ===========    ============


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                October 31, 1998


1.    Organization and Description of Business

      Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development, manufacturing and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults and in the development of related technology and products.


2.    Basis of Presentation

      The financial information presented as of October 31, 1998 has been prepared from the books and records without audit. Financial information as of April 30, 1998 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs sixteen full-time employees and three part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, blood pressure measurement and monitoring system. Utilizing proprietary technology, the Company's Vasotrac(R) system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that continual blood pressure readings and non-invasive features of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held unit is based on the technology used in the Vasotrac system.

The Company has incurred an accumulated deficit of $(10,664,045) from its inception through October 31, 1998. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and/or related technology. However, there can be no assurance that the Vasotrac system or related products will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In December 1997, the Company began developing a dealer sales network for selling the Vasotrac system. To date, the Company has entered into agreements with twelve dealers whose territories cover most of the United States. The success of the Company's Vasotrac system sales will depend upon the ability of dealers to sell the Vasotrac system to the hospitals in their area. At this time, dealers have not demonstrated that they will be successful.

Feedback from the dealers and from clinicians indicate the Vasotrac system is difficult to use and, therefore, requires significant training. Sales time is increased because of the training required; therefore, many sales representatives do not dedicate the time required to promote and sell the system. To alleviate this problem, the Company is working on an enhanced Vasotrac system with ease of use as the primary objective. The Company anticipates completing the engineering for the enhanced product by the end of January and hopes to begin beta testing in February. If the beta test is successful, the Company hopes to begin selling the enhanced product by the end of April 1999. There can be no assurance that the Company will be able to enhance the product on the time table discussed above, or that the product enhancements will resolve the ease of use issues the clinicians and dealers have encountered.

The Company's research into a hand-held blood pressure measurement device may result in a product that has sales potential both in the professional market (doctors, nurses, and medical technicians) and in the consumer market. The Company does not have suitable distribution channels for these potential markets and there can be no assurance that the Company will be able to implement or effectuate suitable arrangements for such markets.

In October 1998, the Company entered into a technical evaluation agreement with an interested party, related to its blood pressure technology, specifically its hand-held blood pressure device. The agreement called for the Company to receive $1,500,000 in exchange for a "stand still" period of six (6) months, during which the Company will not have any discussions or negotiations with other parties including, among other things, the licensing or selling of the technology of its hand-held blood pressure device. The amount received will be recognized as revenue if the agreement terminates with no additional agreement with the interested party. If the Company should enter into a license or royalty agreement with the interested party, the amount received will be recognized as income under the terms of the new agreement. If the Company should be purchased, the amount received will be recognized as part of the purchase price.

During the term of the agreement, the interested party can further evaluate the Company's hand-held blood pressure measurement device and, at the interested party's sole discretion, can offer to license the product or to acquire the Company. In such event, both parties agree to enter into negotiations during the term of the agreement on a good faith basis. The agreement does not obligate the interested party to make any offer and there is no assurance that any transaction with the interested party will be proposed or consummated.

For the Company to emerge from the development stage, its success will also depend on its ability to hire additional employees for key operating positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $300,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the products, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Cash and cash equivalents, and short and long-term investments are being used primarily to finance continued clinical testing of the Vasotrac system, for manufacturing and marketing, to conduct additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,300,000 for research and development. Specifically, the funds are expected to be used to develop an improved sensor and wrist holder as part of our enhanced Vasotrac system, to sustain engineering support for manufacturing, and for continued development of a hand-held unit. No significant amount of equipment is expected to be required. Even assuming limited sales, the Company believes that the cash, cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately one and one-half years from October 31, 1998. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and six months ended October 31, 1998 and 1997, respectively. The analysis of liquidity and capital resources compares October 31, 1998 to April 30, 1997.

Operating revenue was $162,000 and $106,000 for the quarter ended October 31, 1998 and 1997, respectively. Operating revenue was $362,500 and $293,000 for the six months ended October 31, 1998 and 1997, respectively. Operating revenue is up due to the purchase of Vasotrac systems by dealers for their demonstration equipment.

Cost of sales and product development was $130,500 and $117,000 for the quarter ended October 31, 1998 and 1997, respectively. Cost of sales and product development was $304,000 and $305,500 for the six months ended October 31, 1998 and 1997, respectively. The cost of sales and product development increase for the quarter was attributable to an increase in the number of units sold. The cost of sales and product development decrease for the six month period was attributable to increased efficiencies in product manufacturing as the Company improves it's manufacturing processes.

The Company incurred $320,500 and $304,500 for research and development expenses for the quarter ended October 31, 1998 and 1997, respectively. The Company incurred $600,000 and $581,500 for research and development expenses for the six months ended October 31, 1998 and 1997, respectively. The research and development expense increase was primarily attributed to continuing research on the hand-held unit.

The Company incurred $210,500 and $307,500 for sales and marketing expenses for the quarter ended October 31, 1998 and 1997, respectively. The Company incurred $429,500 and $560,000 for sales and marketing expenses for the six months ended October 31, 1998 and 1997 respectively. The sales and marketing expense decrease was attributable to the decrease in the number of sales representatives employed by the Company as the Company converted over to a dealer network.

The Company incurred $145,000 and $113,000 for general and administrative expenses for the quarter ended October 31, 1998 and 1997, respectively. The Company incurred $245,500 and $206,714 for the six months ended October 31, 1998 and 1997 respectively. For the six months ended October 31, 1998 compared to the six months ended October 31, 1997, the increase in general and administrative expenses was attributable to a general increase in expenses.

Interest income was $110,500 and $61,500 for the quarter ended October 31, 1998 and October 31, 1997, respectively. Interest income was $188,000 and $123,500 for the six months ended October 31, 1998 and 1997 respectively. The increase reflects higher cash, cash equivalents, and short and long-term investments as the result of the Company's private placement in March 1998.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $6,737,000 and $4,154,500 at October 31, 1998 and April 30, 1998, respectively.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately one and one-half years from October 31, 1998. The Company has no significant capital expenditure commitments.


Year 2000 Update

The Company has instituted a Year 2000 compliance project to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. In the spring of 1998, the Company conducted a review of its Information Technology ("IT") systems and non-IT systems to identify the impact of the Year 2000 issue. The review concluded that the Company's software and internal operations will not require Year 2000 modifications. The total cost associated with testing for Year 2000 compliance is not expected to be material to the Company's financial position.

In connection with this review, the Company also asked critically important vendors, suppliers, and financial institutions whose incomplete or untimely resolution of the Year 2000 problem could potentially have a significant impact on the Company's operations to assess their Year 2000 readiness. The Company has been informed that these vendors, suppliers, and financial institutions will be substantially Year 2000 compliant by mid-1999.

In the reasonable worst case scenario, the Company's suppliers and customers would experience delays in filling orders, making payments or other Year 2000 problems that may adversely effect the Company. Contingency plans are being prepared, where necessary, to minimize any significant exposures from the failure of third parties to be Year 2000 compliant. These plans will be substantially completed by mid-year 1999 and include development of backup procedures, identification of alternate suppliers, and an assessment of the need for increases in inventory levels.

The Company does not expect the Year 2000 problem or the cost of the compliance program to have a material impact on the results of operations, financial condition, or cash flows. However, there can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
   Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES
   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable

ITEM 5.  OTHER INFORMATION

Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in the Company's other filings with the SEC, have affected, and in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products, the Company's success in creating effective distribution channels for its products, the Company's ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  See Exhibit Index on Page Following Signatures

         (B)      REPORTS ON  FORM 8K:

                  No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     December 15, 1998       Medwave, Inc.

                                           /s/ G. Kent Archibald
                                  By:      G. Kent Archibald
                                           President and Chief Executive Officer

                                            /s/ Mark T. Bakko
                                           Mark T. Bakko
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                OCTOBER 31, 1998




Exhibit No.                Description

10.1     Amended and Restated Stock Option Plan, as amended through August 4,
         1998

10.2 Agreement dated September 25, 1998 between Registrant and unnamed company*

27       Financial Data Schedule (filed in electronic format only)

-------------------

* Portions of this document have been omitted pursuant to a request for confidential treatment