Form 10-Q
period 1999-01-31
MEDWAVE INC
filed 1999-03-16
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 1999; or

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



Indicate by mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 28, 1999, the issuer had 5,415,396 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                        Page


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - April 30, 1998 and January 31, 1999              2

           Statements of Operations - Three Months Ended January 31, 1999    3
             and 1998, Nine Months Ended January 31, 1999 and 1998, and
             Period from June 27, 1984 (Inception) to January 31, 1999

           Statements of Cash Flows - Three Months Ended January 31, 1999    4
             and 1998, Nine Months Ended January 31, 1999 and 1998, and Period from June 27, 1984 (Inception) to January 31, 1999


           Notes to Financial Statements                                     5


  Item 2.  Management's Discussion and Analysis of Financial Condition       5
             and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 8

  Item 2.  Changes in Securities                                             8

  Item 3.  Defaults Upon Senior Securities                                   8

  Item 4.  Submission of Matters To A Vote of Security Holders               9

  Item 5.  Other Information                                                 9

  Item 6.  Exhibits and Reports on Form 8-K                                  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                          April 30,           January 31,
                                                                                            1998                 1999
                                                                                       --------------------------------------
                                                                                       (see note 2)            (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                            $ 1,926,697            $1,520,670
      Short term investments                                                                   759,758             3,476,391
      Accounts receivable                                                                       59,618                83,105
      Inventories                                                                              249,079               207,891
      Prepaid expenses                                                                          74,975               106,143
                                                                                       --------------------------------------
Total current assets                                                                         3,070,127             5,394,200

Investments                                                                                  3,484,515             1,235,774
Property and equipment:
      Research and development equipment                                                       242,606               237,136
      Office Equipment                                                                         115,243               111,745
      Manufacturing and engineering equipment                                                   65,259                65,113
      Sales and marketing equipment                                                             60,183                59,927
      Leasehold improvements                                                                    31,613                31,613
                                                                                       --------------------------------------
                                                                                               514,904               505,534
      Accumulated depreciation                                                                (383,802)             (421,626)
                                                                                       --------------------------------------
                                                                                               131,102                83,908
Patents, net                                                                                    53,418                34,369
                                                                                       ======================================
Total Assets                                                                               $ 6,739,162            $6,748,251
                                                                                       ======================================
Liabilities and shareholders' equity Current liabilities:
      Accounts payable                                                                       $ 109,585             $ 127,176
      Accrued payroll                                                                           57,531                67,338
      Deferred revenue                                                                          --                 1,500,000
                                                                                       --------------------------------------
Total current liabilities                                                                      167,116             1,694,514

Shareholders' equity:
      Common Stock, no par value:
                  Authorized shares--50,000,000
                  Issues and outstanding shares -- 5,384,396 at                             16,240,970            16,278,720
                     April 30, 1998 and 5,415,396 at Jan 31, 1999
      Unrealized gain/(loss) on investments                                                    (14,999)               (8,053)
      Deficit accumulated during the development stage                                      (9,653,925)          (11,216,930)
                                                                                       --------------------------------------
Total shareholders' equity                                                                   6,572,046             5,053,737
                                                                                       --------------------------------------
Total liabilities and shareholders' equity                                                 $ 6,739,162            $6,748,251
                                                                                       ======================================

The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                                       Period from
                                                                                                                      June 27, 1984
                                                 Three months ended January 31       Nine months ended January 31      (Inception)
                                               -----------------------------------  ------------------------------        to
                                                       1999            1998             1999           1998         January 31, 1999
                                               -----------------------------------  ------------------------------  ----------------
Revenue:
      Net Sales                                        $94,999       $166,013        $457,455       $458,809            $1,123,419

Operating expenses:
      Cost of sales and product development             92,148        129,582         396,415        435,348             1,062,239
      Research and development                         302,099        230,686         902,263        812,041             6,523,141
      Sales and marketing                              229,571        284,372         658,931        844,444             2,398,987
      General and administrative                       128,145        126,828         355,187        333,542             3,060,905
                                                    ------------------------------  -----------------------------  -----------------
Operating loss                                        (656,964)      (605,455)     (1,855,341)    (1,966,566)          (11,921,853)

Other income:
      Interest income                                  104,079         48,816         292,335        172,358             1,331,689
                                                    ==============================  =============================  =================
Net Loss                                             ($552,885)     ($556,639)    ($1,563,006)   ($1,794,208)         ($10,590,164)
                                                    ==============================  =============================  =================

Net loss per share - basic and diluted                 $ (0.10)       $ (0.12)        $ (0.29)       $ (0.37)              $ (4.15)
                                                    ==============================  =============================  =================
Weighted average number of common and
      common equivalent shares outstanding           5,400,350      4,828,528       5,390,572      4,822,831             2,551,977
                                                    ==============================  =============================  =================


The accompanying notes are an integral part of these financial statements.



                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                      June 27, 1984
                                                          Three months ended Jan 31       Nine months ended Jan 31     (Inception)
                                                        -----------------------------------------------------------       to
                                                               1999           1998          1999         1998       January 31, 1999
                                                        ----------------------------------------------------------- ----------------
Operating activities
Net loss                                                  $ (552,885)  $ (556,639)     $(1,563,006)  $(1,794,208)    $ (10,590,164)
Adjustments to reconcile net loss to
   net cash provided (used) in operating activities:
      Depreciation                                            15,089       21,039           50,621        58,472           607,240
      Amortization                                             6,350        6,350           19,050        19,049           101,648
      Loss on sale of equipment                                 ---          ---              ---           ---              7,375
      Issuance of Common Stock for consulting services          ---          ---              ---           ---              3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                  93,274      (92,726)         (23,487)     (115,633)          (83,105)
         Inventories                                          35,959     (123,621)          41,188      (168,191)         (207,891)
         Prepaid expenses                                    (73,931)     (97,225)         (31,168)      (24,412)         (106,143)
         Accounts payable and accrued expenses                38,614      (65,315)          17,591         5,528           127,176
         Accrued payroll and related taxes                   (12,869)      93,388            9,807        96,476            67,338
         Deferred income                                        ---          ---         1,500,000          ---          1,500,000
                                                            -----------------------------------------------------------  -----------
Net cash used in operating activities                       (450,399)    (814,749)          20,596    (1,922,919)       (8,573,113)

Investing activities
Patent expenditures                                             ---          ---              ---           ---           (136,017)
Purchase of investments                                     (873,954)    (297,144)      (3,106,751)   (1,785,193)      (36,719,807)
Sales and maturity of investments                          1,763,874         ---         2,645,797     4,050,460        32,001,417
Purchase of property and equipment                             3,576       (3,666)          (6,882)      (49,823)         (719,375)
Proceeds from sale of equipment                                 ---          ---             3,463          ---             21,663
                                                            -----------------------------------------------------------  -----------
Net cash provided (used) in investing activities             893,496     (300,810)        (464,373)    2,215,444        (5,552,119)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock       ---          ---              ---           ---          4,848,258
Net proceeds from issuance of Common Stock                    26,250      469,683           37,750       472,683        10,797,644
                                                            -----------------------------------------------------------  -----------
Net cash provided by financing activities                     26,250      469,683           37,750       472,683        15,645,902
                                                            -----------------------------------------------------------  -----------

(Decrease) increase in cash and cash equivalents             469,347     (645,876)        (406,027)       765,208        1,520,670
Cash and cash equivalents at beginning of period           1,051,323    2,651,184        1,926,697      1,240,100           ---
                                                            ===========================================================  ===========
Cash and cash equivalents at end of period                $1,520,670   $2,005,308       $1,520,670     $2,005,308       $ 1,520,670
                                                            ===========================================================  ===========

The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                January 31, 1999


1.    Organization and Description of Business

      Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development, manufacturing and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults and in the development of related technology and products.


2.    Basis of Presentation

      The financial information presented as of January 31, 1999 has been prepared from the books and records without audit. Financial information as of April 30, 1998 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.

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

The Company has incurred an accumulated deficit of $(11,216,930) from its inception through January 31, 1999. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and/or related technology. However, there can be no assurance that the Vasotrac system or related products will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In December 1997, the Company began developing a dealer sales network for selling the Vasotrac system. The Company has been focused on building a dealer network, so the Company could seek nationwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building the Company's own employee sales force. To date, the Company has entered into agreements with twelve dealers whose territories cover most of the United States. The success of the Company's

Vasotrac system sales will depend upon the ability of dealers to sell the Vasotrac system to the hospitals in their area. At this time, dealers have not demonstrated that they will be successful. It appears that product changes designed to make the product easier for clinicians to use will be required before the Vasotrac system will be accepted in the market.

Feedback from the dealers and from clinicians indicates that many clinicians find the Vasotrac system difficult to use and, therefore, requires significant training. Sales time is increased because of the training required; therefore, many of the dealer's sales employees and representatives do not dedicate the time required to promote and sell the system. To alleviate this problem, the Company is working on an enhanced Vasotrac system with "ease of use" as the primary objective. The Company anticipates completing the engineering for the enhanced product by the end of March and hopes to begin beta testing in April. If the beta test is successful, the Company hopes to begin selling the enhanced product by the end of June 1999. There can be no assurance that the Company will be able to enhance the product on the time table discussed above, or that the product enhancements will resolve the ease of use issues the clinicians and dealers have encountered.

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

As previously announced in late September 1998, the Company entered into a technical evaluation agreement with an interested party, related to its blood pressure technology, specifically its hand-held blood pressure device. The agreement called for the Company to receive $1,500,000 in exchange for a "stand still" period of six (6) months, during which the Company will not have any discussions or negotiations with other parties including, among other things, the licensing or selling of the technology of its hand-held blood pressure device. The amount received will be recognized as revenue if the agreement terminates with no additional agreement with the interested party. If the Company should enter into a license or royalty agreement with the interested party, the amount received will be recognized as income under the terms of the new agreement. If the Company should be purchased, the amount received will be recognized as part of the purchase price.

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

Cash and cash equivalents, and short and long-term investments are being used primarily to finance continued clinical testing of the Vasotrac system, for manufacturing and marketing, to conduct additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,300,000 for research and development. Specifically, the funds are expected to be used to develop an improved sensor and wrist holder as part of the Company's enhanced Vasotrac system, to sustain engineering support for manufacturing, and for continued development of a hand-held unit. No significant amount of equipment is expected to be required. Even assuming limited sales, the Company believes that its cash, cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately one and one-half years from January 31, 1999. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and nine months ended January 31, 1999 and 1998, respectively. The analysis of liquidity and capital resources compares January 31, 1999 to April 30, 1998.

Operating revenue was $95,000 and $166,000 for the quarter ended January 31, 1999 and 1998, respectively. Operating revenue was $457,500 and $458,800 for the nine months ended January 31, 1999 and 1998, respectively. Operating revenue decreased due to a decrease in per unit revenue as the Company switched from an employee sales force to a dealer network. The dealer sales have been lower than that which the Company previously achieved with the Company's sales employees and the Company believes that this is due to the "ease of use" difficulties discussed above.

Cost of sales and product development was $92,100 and $129,600 for the quarter ended January 31, 1999 and 1998, respectively. Cost of sales and product development was $396,400 and $435,300 for the nine months ended January 31, 1999 and 1998, respectively. The cost of sales and product development decrease was attributable to a decrease in cost of product development, as the Company's current product and production process has matured. Costs associated with the Company's hand held unit and enhanced Vasotrac system are reflected in the Company's research and development expense.

The Company incurred $302,100 and $230,700 for research and development expenses for the quarter ended January 31, 1999 and 1998, respectively. The Company incurred $902,300 and $812,000 for research and development expenses for the nine months ended January 31, 1999 and 1998, respectively. The research and development expense increase was primarily attributed to continuing research on the hand-held unit and the development costs of the product enhancements for the Vasotrac system.

The Company incurred $229,600 and $284,400 for sales and marketing expenses for the quarter ended January 31, 1999 and 1998, respectively. The Company incurred $658,900 and $844,400 for sales and marketing expenses for the nine months ended January 31, 1999 and 1998, respectively. The sales and marketing expense decrease was attributable to the decrease in the number of sales representatives employed by the Company as the Company converted over to a dealer network.

The Company incurred $128,100 and $126,800 for general and administrative expenses for the quarter ended January 31, 1999 and 1998, respectively. The Company incurred $355,200 and $333,500 for the nine months ended January 31, 1999 and 1998, respectively. The general and administrative expense increase was attributable to a general increase in expenses.

Interest income was $104,100 and $48,800 for the quarter ended January 31, 1999 and January 31, 1998, respectively. Interest income was $292,300 and $172,400 for the nine months ended January 31, 1999 and 1998, respectively. The increase reflects higher cash, cash equivalents, and short and long-term investments as the result of the Company's private placement in March 1998 and payment received in October 1998 for the technical evaluation agreement.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $6,232,800 and $4,154,500 at January 31, 1999 and April 30, 1998, respectively.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately one and one-half years from January 31, 1999. The Company has no significant capital expenditure commitments.

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

In the reasonable worst case scenario, the Company's suppliers and customers would experience delays in filling orders, making payments or other Year 2000 problems that may adversely affect the Company. Contingency plans are being prepared, where necessary, to minimize any significant exposures from the failure of third parties to be Year 2000 compliant. These plans will be substantially completed by mid-year 1999 and include development of backup procedures, identification of alternate suppliers, and an assessment of the need for increases in inventory levels.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES
   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         a) On November 17, 1998, the Company held its annual meeting of shareholders. The Company's shareholders elected the following four persons as directors, each to serve until the next annual meeting of shareholders or until their successor is elected and qualified:

Election of Directors                   Votes For             Votes Withheld
--------------------------------------------------------------------------------
G. Kent Archibald                        4,624,185                11,050
Norman Dann                              4,622,485                12,750
Jeffrey W. Green                         4,622,457                12,778
Jerry E. Robertson                       4,623,757                11,478

         b) A proposal to set the number of directors at four was adopted by a vote of 4,497,995 shares in favor, with 126,055 shares against, 11,184 shares abstaining and no broker non-votes.

         c) The shareholders approved an amendment to the Stock Option Plan which clarifies certain administrative provisions, permits certain transfers of non-qualified stock options, and provides for additional automatic option grants to outside directors of the Company by a vote of 4,489,243 shares in favor, with 121,707 shares against, 24,285 shares abstaining, and zero shares represented by broker non-votes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  See Exhibit Index on Page Following Signatures
         (B)      REPORTS ON FORM 8K:
                     No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1999


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 15, 1999                   Medwave, Inc.

                                           /s/ G. Kent Archibald
                                  By:      G. Kent Archibald
                                           President and Chief Executive Officer

                                           /s/ Mark T. Bakko
                                           Mark T. Bakko
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                JANUARY 31, 1999




Exhibit No.        Description

27                 Financial Data Schedule (filed in electronic format only)