Form 10-K405
period 1999-04-30
MEDWAVE INC
filed 1999-07-22
CIK 876043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING APRIL 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                  _____________________________  TO ____________________________

                           COMMISSION FILE NUMBER:  0-28010

                                  MEDWAVE, INC.
             (Exact name of Registrant as specified in its charter)

         MINNESOTA                                           41-1493458
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

             4382 ROUND LAKE ROAD WEST, ARDEN HILLS MINNESOTA 55112
               (Address or principal executive offices, zip code)

Registrant's telephone number, including area code:  (651) 639-1227

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock in the over-the-counter market as reported by the Nasdaq Stock Market, Inc. on June 30, 1999, was approximately $26,662,926. Shares held by officers, directors, and persons who own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of June 30, 1999, 5,436,596 shares of Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

PART I
         ITEM 1   BUSINESS...............................................................................3
         ITEM 2   PROPERTIES............................................................................13
         ITEM 3   LEGAL PROCEEDINGS.....................................................................13
         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................13


PART II
         ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............................14
         ITEM 6   SELECTED FINANCIAL DATA...............................................................15
         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.......................................16
         ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................18
         ITEM 8   FINANCIAL STATEMENTS..................................................................18
         ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................................................35


PART III
         ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                  WITH SECTION 16(a) OF THE EXCHANGE ACT................................................35
         ITEM 11  EXECUTIVE COMPENSATION................................................................37
         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................38
         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................39


PART IV
         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................40


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

                                     PART I

ITEM 1.  BUSINESS.

                                 COMPANY PROFILE

The Company was organized under Minnesota Law in 1984. The Company is engaged exclusively in the development, manufacture, and sale of a non-invasive, continual blood pressure measurement and monitoring system and of related technology.

The Company's principal offices are located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112 and its telephone number is 651/639-1227.

The Company has an April 30 fiscal year.

                                    BUSINESS
GENERAL

The Company is a development stage company that currently employs fourteen
(14) full-time employees and two part-time employees. Since its inception, the Company has been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure. Utilizing the Company's proprietary technology, the Vasotrac-Registered Trademark- APM205 system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held unit is based on the technology used in the Vasotrac system. For additional information, see "Reliance on Single Product."

During the year, the Company engaged in developing improvements to the Vasotrac system and developed working prototypes of the hand-held unit. These improvements were done principally to meet customer needs for greater ease of use for the Company's Vasotrac system. Management believes that this strategy resulted in limited revenues. The Company has incurred an accumulated deficit of $10,373,822 from its inception through April 30, 1999. Additional losses resulting from development, testing, regulatory compliance, sales, and other expenses are expected to continue to be incurred by the Company at least until it emerges from the development stage.

The Company has financed its activities through the Company's initial public offering (IPO) in November, 1995, and a series of earlier private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's IPO in November, 1995. In addition, on March 6, 1998, the Company completed a private placement that raised approximately $2,990,000.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and/or related technology. However, there can be no assurance that the Vasotrac system or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In December 1997, the Company began developing a dealer sales network for selling the Vasotrac system. The Company focused on building a dealer network, so that the Company could seek nationwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building the Company's own employee sales force. To date, the Company has entered into agreements with nine dealers whose territories cover most of the United States. The success of the Company's

Vasotrac system sales will depend upon the ability of dealers or sales representatives to sell the Vasotrac system to the hospitals in their area. At this time, dealers have not demonstrated that they will be successful. It appears that product changes designed to make the product easier for clinicians to use will be required before the Vasotrac system will be accepted in the market. In addition, the Company is evaluating using a mix of dealers and of direct sales representatives for sales of the Vasotrac System.

Feedback from the dealers and from clinicians indicates that many clinicians find the Vasotrac system difficult to use and, therefore, requires significant training. Sales time is increased because of the training required; therefore, many of the dealer's sales employees and representatives do not dedicate the time required to provide and sell the system. To alleviate this problem, the Company is working on an enhanced Vasotrac system with "ease of use" as the primary objective. The Company began beta testing the enhanced product in April 1999. Early beta test results indicated that additional product changes were required. These changes have been made and the Company is continuing beta testing. If the beta test is successful, the Company hopes to begin selling the enhanced product by the end of September 1999. There can be no assurance that the Company will be able to enhance the product on the timetable discussed above, or that the product enhancements will resolve the ease of use issues the clinicians and dealers have encountered. Furthermore, the Company has limited distribution arrangements and there can be no assurance that the Company will be able to implement or effectuate other such arrangements.

The Company's short-term and long-term investments are being used primarily to continue clinical testing of the Vasotrac system, to continue manufacturing and marketing, and to conduct any additional research and product development efforts that may be necessary. The Company anticipates incurring significant additional losses from further development, testing, regulatory compliance and sales and marketing expenses for the foreseeable future. Over the next twelve months, the Company expects to spend in excess of $1,200,000 for research and development, including amounts expected to be spent on clinical trials. Specifically, the funds are expected to be used to develop improved sensors and to sustain engineering support for manufacturing start-up and for the continued development of the hand-held unit. In addition, the Company expects to spend approximately $200,000 for equipment, which would include tooling for production manufacturing scale-up. The Company spent $1,230,072, $1,033,145, and $816,099 on research and development expense for fiscal years ending 1999, 1998, and 1997, respectively. Even assuming limited sales, the Company believes that its current investments will allow the Company to meet its cash requirements for approximately two years from April 30, 1999. If the development process for the system does not proceed as expected due to significant product design changes or unexpected difficulties are encountered in attaining cost-effective manufacturability or the sales and marketing costs are higher than expected, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and/or other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

In September 1998, the Company entered into a technical evaluation agreement with an interested party, related to its blood pressure technology, specifically its hand-held blood pressure measurement device. The agreement called for the Company to receive $1,500,000 in exchange for a "stand still" period of six (6) months, during which the Company would not have any discussions or negotiations with other parties including, among other things, the licensing or selling of the technology of its hand-held unit. The amount received was recognized as revenue when the agreement terminated with no additional agreement with the interested party.

In May 1999, the Company retained Vector Securities International, Inc. as its exclusive financial advisor to evaluate strategic alternatives that may be available to the Company. The alternatives may include sale of all or part of the Company, licensing of products and technology, mergers, acquisitions, joint ventures, investment by strategic partners, product development, manufacture and/or distribution arrangements, other business combinations or strategic alliances, or continuation as an independent company.

In July 1999, the Company retained Gillespie & Associates to help the Board of Directors search for a new CEO. The Board, which includes the Company's current CEO, unanimously believes that since it has begun beta testing of its enhanced Vasotrac system and expects to begin production scale-up and formal introduction this fall and since the hand-held blood pressure measurement device has been submitted for FDA clearance, the timing is right for a new CEO.

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

An automated system that performs these functions is commonly used in critical care and operating room settings. The automated non-invasive blood pressure monitoring market is currently dominated by the Dinamap-Trademark-product, marketed by Critikon, Inc.. The Dinamap-Trademark- provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap-Trademark- product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer from frequent cuff inflations. In addition, with cuff-based systems, arm circulation is occluded during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines, and arm bruising and sleep interruption may occur.

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

PRODUCT DESCRIPTION

The Company believes that the continual blood pressure readings, and the efficacious and non-invasive qualities of the Company's Vasotrac system make it a new approach to adult blood pressure monitoring. The system is designed to assist clinicians in the therapeutic management of their patients by providing frequently updated blood pressure readings in an easily obtained and comfortable manner. This microprocessor-controlled system consists of (i) a liquid crystal display, LED displays, a Central Processing Unit and a key pad housed in an aluminum case, (ii) a patient cable, and (iii) a pressure sensor.

The Vasotrac system monitors blood pressure using as a key component a pressure sensor placed on the wrist over the radial artery, a main artery in the arm. The pressure sensor in the Vasotrac system is a replaceable component. Although the Company is evaluating the system to determine its life cycle, it has not yet determined how often the sensor or other components should be replaced or serviced. Over three hundred (300) of the Company's Vasotrac system monitors have been used for clinical studies and laboratory experiments, by the sales representatives, and by customers. The monitor has no moving parts and is composed of standard, off-the-shelf components. Although these monitors have been subject to electrical testing of various duration, no end-of-life failures have been determined. The sensor and motor assembly are the only moving parts of the Vasotrac system and, as such, they are receiving the most attention from the Company for life testing. The Company has configured testing equipment for use in conjunction with the Vasotrac system to exercise these components continuously in an unattended mode. Testing and evaluation of these components are still in process.

The Vasotrac system utilizes proprietary technology of the Company, which applies pressure to the artery as the pressure waveforms are measured by the sensor. Then, the Company's proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, and mean readings of blood pressure approximately every fifteen heartbeats. The Vasotrac system displays systolic, diastolic, and mean blood pressure in millimeters of mercury (mmHg) as well as heart rate in beats per minute.

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

The Company's research and development of its hand-held blood pressure measurement device may result in a product that has sales potential both in the professional market (doctors, nurses, and medical technicians) and in the consumer market. The Company has developed a prototype of its hand-held blood pressure measurement device based upon the Company's core technology. This device is designed to make accurate blood pressure and pulse rate measurements without using a cuff or stethoscope. To use the device, the clinician or consumer presses the device against the wrist with increasing force. In about ten seconds, the device will display the blood pressure and pulse rate. Although still in development, this device may have advantages to existing technology in the professional and consumer/home markets. The technology employed in the hand-held device may be useful in developing products for other markets. The Company does not have suitable distribution channels for the potential markets for the hand-held unit and there can be no assurance that the Company will be able to implement or effectuate suitable arrangements for such markets.

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

The Company's initial clinical studies were performed on approximately 30 consenting adults, some of whom were healthy and some of whom were undergoing surgery. Results from a series of these studies comparing the Vasotrac system's readings with the a-line readings were used in the Company's 510(k) submissions to the FDA. Subsequent to the 510(k) submissions, the Company has conducted clinical trials on approximately 200 additional individuals. During the Company's clinical trials conducted to date, the variance between synchronized Vasotrac system readings obtained from one arm of the patient and the comparative A-line readings obtained from the other arm was calculated by computing the standard deviation of error from more than 24,000 paired readings from the patients. Based on these measurements, which excludes a certain number of paired readings because the Company believes that these readings have been affected by artifact, patient level differences, arm-to-arm differences, or experimental error, the magnitude of this variance is calculated as a standard deviation of approximately 7, 5, and 7 mmHg for systolic, mean and diastolic blood pressure measurements, respectively. The Vasotrac system compares favorably with those found in previous generations of non-invasive blood pressure measurement devices, such as the Dinamap(TM) cuff-based system with which the Company claimed "substantial equivalence" in its 510(k) submission to the FDA. In addition, these values are below the 8 mmHg limit of clinical acceptability defined by the Association for the Advancement of Medical Information ("AAMI") as the national standard for electronic or automated sphygmomanometers.

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

In its 510(k) submissions to the FDA, the Company included not only clinical data, but also outlined its plan to continue testing and integrating the results therefrom into the Vasotrac system. Based on the foregoing and, most importantly, the improvement in the overall results of the system's performance subsequent to its 510(k) submissions, the Company does not believe that applicable FDA regulations require, and therefore at this point does not anticipate, any need to submit to the FDA the post-510(k) clinical studies.

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

The Company has conducted clinical studies to develop and validate the Company's hand-held blood pressure measurement technology. These clinical studies included 45 consenting healthy volunteers. For each volunteer an arterial catheter was inserted in one arm and several operators performed repeated blood pressure measurements from the opposite arm using the hand-held device. For each one of the operator's blood pressure measurements, the corresponding arterial blood pressure measurements were determined and compared for accuracy. The raw waveform data from the arterial line as well as the raw data from the hand-held device were also recorded and stored into the Company's clinical database for further processing. The data from the first 30 volunteers was used for product development purposes. The data from the last set of 15 patients was recorded with the prototype of the hand-held device. The results of the comparison between the arterial line blood pressure readings and the hand-held device on these 15 patients was then referenced as part of the Company's filing with the FDA for the hand-held device's 510(k) submission.

EMPLOYEES

The Company's success currently depends on the services of G. Kent Archibald, President and Chief Executive Officer of the Company, as well as its engineering group, which has sophisticated technical knowledge about the Vasotrac system.

For the Company to emerge from the development stage, it will depend on its ability to hire additional employees within a 12-month period for key operating positions, including general and administrative, sales and marketing, R&D, and manufacturing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $700,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods. For additional information, see discussion regarding hiring of Gillespie & Associates under "General".

MARKETING

The success of the Company depends primarily on gaining physician and hospital acceptance of the Company's products. One focus of the Company's marketing strategy must necessarily involve overcoming resistance of the medical community to the introduction of new techniques or technology. The Company believes that this resistance may be exacerbated by unsuccessful attempts by other companies to manufacture and market accurate, continuous and non-invasive blood pressure monitors. The company believes that testing of the Vasotrac system has yielded favorable results compared to other non-invasive blood pressure monitors. However, the pressure sensor of the Vasotrac system must be placed over the center of the radial artery and clinicians find it difficult to place properly and use the system. Improper placement of the pressure sensor or improper use of the system may cause the readings produced by the Vasotrac system to be clinically unacceptable. As a result, another key component of the Company's marketing strategy will be to focus on training of clinicians in the correct use of the Vasotrac system. Also, given differences in individual bone physiology, body weight and physical condition, the Vasotrac system may not provide accurate readings or be usable on all patients. For example, if a patient's peripheral blood flow to his or her arms has been affected, the system may not function properly. Other contraindications for the system may result from patients on cardiopulmonary bypass, patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible, and pediatric use. To date, the Company has not detected significant patient complications caused by the system. However, as with any relatively new product, complications may occur as the Vasotrac system is used on a greater number of patients with different characteristics and under various conditions. The presence of any significant complications would necessitate additional research and evaluation to determine the impact of such complications. Therefore, there can be no assurance that the Vasotrac system will gain market acceptance. If the system does not gain market acceptance, the Company's future would be jeopardized. For additional information, see discussion regarding dealers and ease of use under "General" above.

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

RELIANCE ON SINGLE PRODUCT

The Company believes that significant and expanding markets exist for the Vasotrac system, and for additional products incorporating the Company's proprietary technology. Currently the Company has, however, only one product in production, the Vasotrac system. Reliance on a single product creates substantial risks for the Company. If for example, the Vasotrac system is not successfully marketed or if it fails to meet customer needs, or is not accepted in the marketplace, the Company would be materially and adversely affected, its primary business focus would require re-evaluation and its ability to continue operations would be jeopardized. Additionally, there can be no assurance that other products utilizing the Company's proprietary technology will ever be successfully developed or marketed. The Company has not undertaken any comprehensive patent infringement searches or studies. If the Vasotrac system were found to infringe on the patent rights of others or if third parties asserted, and were successful in claiming, rights to the Vasotrac system, the Company would be materially adversely affected.

The Company is developing additional products based on the Company's core technology. For example, the Company has developed a prototype of a hand-held blood pressure measurement device based upon the Company's core technology. This device is designed to make accurate blood pressure and pulse rate measurements without using a cuff or stethoscope. To use the device, the clinician or consumer presses the device against the wrist with increasing force. In about ten seconds, the device will display the blood pressure and pulse rate. Although still in development, this device may have advantages to existing technology in the professional and consumer/home markets. The technology employed in the hand-held device may be useful in developing products for other markets. The Company is early in the development process of these new products so there can be no assurance that additional products will be successful either from a technical standpoint or from a manufacturing or customer acceptance standpoint.

NEED TO EVALUATE DESIGN

While the Company's initial product development and clinical testing program for the Vasotrac system is complete, extensive use and evaluation of the design is necessary in order to determine whether the system, as currently configured, will meet customer needs or be accepted in the marketplace. The Company continues to test the Vasotrac system to enhance its market acceptance. If the configuration of the system must be modified, there can be no assurance that such modifications will be acceptable to customers or be technically feasible. Even if feasible, such modifications could result in significant delays and significant expense. If such modifications require regulatory approval, additional significant delays could result. The Company could be materially and adversely affected by these developments. For additional information, see ease of use discussion under "General" above.

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

PRICING AND DISTRIBUTION

The Company is currently evaluating the price of the enhanced Vasotrac system. Such pricing will evolve throughout the marketing process for the Vasotrac system, but can be expected to remain dependent on a number of factors, including manufacturing costs, prices of competitive products, distribution methods, volume discounts, and market acceptance. The Company anticipates that the enhanced Vasotrac System will be price slightly higher than the high end automatic cuffs. The Company believes that the higher price will be supportable due to the superior features associated with its product.

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

COMPETITION

The Company will compete with companies that are developing and marketing instruments that measure blood pressure continually by invasive techniques, including Abbott Laboratories, Baxter Healthcare Corporation, and Hewlett Packard Company. In addition, the Company will compete with other companies that are developing and marketing instruments that measure blood pressure continually or at regular intervals by several non-invasive techniques. Presently, most non-invasive methods of measuring blood pressure use an inflatable cuff. Companies that market such a product include Critikon, Inc. which markets the Dinamap(TM), Hewlett Packard Company, Colin Medical Instrument Corporation, SpaceLabs MedicaL, Inc., Marquette Electronics Inc., and others. In the Company's 510(k) Submission to the FDA, the Company claimed that the Vasotrac system was "substantially equivalent" to the Dinamap(TM) product and provided analysis and comparative data in areas such as intended use, display parameters, and performance specifications.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company has applied for U.S. patents covering various aspects of Medwave's blood pressure technology. As of July 1999, nine U.S. patents relating to Medwave's blood pressure technology have been granted, and nine U.S. patent applications are pending (two of which have been allowed and are awaiting issuance). The Company also has pending patent applications relating to its blood pressure technology in the European Patent Office, Australia, Brazil, Canada, China, India, Japan, and Russia. Most of the patents and patent applications relate to both the Vasotrac system and to the hand-held blood pressure device.

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

GOVERNMENT REGULATION

The Company is subject to FDA and other government regulations, including regulations with respect to marketing approval, manufacturing practices, packaging, labeling and complaint reporting. Medical devices "substantially equivalent" to existing systems continuously marketed since May 1976 may be marketed pursuant to a Pre-market Notification Submission (a "510(k) Submission") with the FDA. The FDA finding of "substantial equivalence" for the Vasotrac system does not in any way denote official approval of the device. Further, any representation that creates an impression of official approval of a device because it complies with the pre-market notification regulations is misleading and constitutes misbranding. Certain devices, including those which are not "substantially equivalent" to predicate devices, are subject to Pre-market Approval Application ("PMA") requirements and more stringent FDA reviews. In contrast to the 510(k) process, the PMA process generally occurs over a more protracted time period and requires more extensive clinical data. In January 1995, the Company filed a 510(k) Submission, including clinical data, with the FDA for the Vasotrac system. In February 1995, the Company received notice from the FDA that no further data would be required and that the Company could immediately commence marketing the Vasotrac system in the United States. Again, this does not constitute FDA "approval" of the Vasotrac system, but merely allows the Company to market the system in the United States. In addition, the Company, like all medical device manufacturers, must implement, maintain and follow the FDA's Quality System regulation ("QSR") good manufacturing practices ("GMP"). The Company believes its manufacturing costs will be driven by initial scale-up and ultimate production levels and will not be significantly impacted by such requirements. Should the Company intend to market the Vasotrac system for new or different uses, or should it significantly modify the system in a way that could significantly affect its safety or effectiveness, the Company would be required to again file a 510(k) Submission for the Vasotrac system with the FDA.

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

In May 1999, the Company filed a 510(k) submission with the FDA for the Company's hand-held device for the professional market. The Company is uncertain as to the timing for final FDA clearance. It is also possible that the FDA will not clear the Company's submission, or may require revision or additional clinical trials before the hand-held device can be marketed by the Company.

It is anticipated that with new product concepts developed by the Company, if any, various government approvals will be required prior to being able to sell the products.

ITEM 2. PROPERTIES.

The Company leases property in Arden Hills, Minnesota. The building lease is for one year, expiring in May 2000. The monthly lease payment is approximately $2,800. The Company is generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the facility. The Company's production capacity is adequate for its present needs. The Company believes that its property has been adequately maintained and is suitable for the Company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 1999.

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

The Common Stock began trading in November 1995 on the Nasdaq SmallCap Market under the symbol "MDWV" The following table sets forth the high and low closing sales price for the Common Stock during each specified period as reported by the Nasdaq Stock Market, Inc.:

         FISCAL 1998                        HIGH                       LOW
         -----------                        ----                       ---
             First Quarter                  $15.00                     $9.25
             Second Quarter                  14.25                      9.50
             Third Quarter                   10.50                      8.25
             Fourth Quarter                  13.50                      8.00

         FISCAL 1999                        HIGH                       LOW
         -----------                        ----                       ---
             First Quarter                  $12.00                     $8.50
             Second Quarter                  14.50                      9.00
             Third Quarter                   13.875                    13.50
             Fourth Quarter                  14.125                     9.00

There were approximately 149 record holders and 1,100 beneficial holders of the Company's Common Stock as of June 30, 1999. On June 30, 1999, the closing price for the Common Stock was $7.25. The Company has never paid a dividend on its Common Stock and does not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      Year Ended April 30
                                           ---------------------------------------------------------------
                                             1999          1998         1997        1996       1995
                                           ---------------------------------------------------------------
Revenue:
  Net Sales                                 $ 509,530      $593,012     $ 72,942   $  --       $  --

Operating expenses:
  Cost of sales and product development       505,110       552,560      113,261      --          --
  Research and development                  1,230,072     1,033,145      816,099    379,320     307,142
  Sales and marketing                         855,153     1,091,780      555,888     85,537       --
  General and administrative                  506,621       491,229      529,831    389,433     135,368
                                           ---------------------------------------------------------------
Total operating expenses                    3,096,956     3,168,714    2,015,079    854,290     442,510

                                           ---------------------------------------------------------------
Operating loss                            ($2,587,426)  ($2,575,702) ($1,942,137) ($854,290)  ($442,510)

Other income:
  Interest income (other expense)             367,529       238,965      331,670    182,431     (12,988)
  Other Income                              1,500,000         --           --          --         --
                                           ---------------------------------------------------------------
Net loss                                   $ (719,897)  $(2,336,737) $(1,610,467) $(671,859)  $(455,498)
                                           ---------------------------------------------------------------
                                           ---------------------------------------------------------------
Net Loss per share - basic and diluted     $    (0.13)  $     (0.48) $     (0.34) $   (0.17)  $   (2.24)
                                           ---------------------------------------------------------------
                                           ---------------------------------------------------------------

Weighted average number of common and
  common equivalent shares outstanding
  - basic and diluted                       5,398,331     4,916,654    4,789,242  3,915,295    203,500
                                           ---------------------------------------------------------------
                                           ---------------------------------------------------------------
BALANCE SHEET DATA:                          1999           1998         1997       1996         1995
Cash and cash equivalents                  $1,175,756    $1,926,697   $1,240,700 $  769,161  $  327,073
Working capital                             3,965,613     2,903,011    3,888,440  5,001,042     319,751
Total assets                                6,143,492     6,739,162    5,551,796  6,831,204     477,709
Total shareholders' equity                  5,902,956     6,572,046    5,422,596  6,718,900  (4,951,379)
(deficiency)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                            Year Ended April 30
                                           ---------------------------------------------------
                                               1999                1998              1997
                                           ---------------------------------------------------
Revenue:
  Net Sales                                  $509,530            $593,012          $ 72,942

Operating expenses:
  Cost of slaes and product development       505,110             552,560           113,261
  Research and development                  1,230,072           1,033,145           816,099
  Sales and marketing                         855,153           1,091,780           555,888
  General and administrative                  506,621             491,229           529,831
                                           ---------------------------------------------------
Total operating expenses                    3,096,956           3,168,714         2,015,079

                                           ---------------------------------------------------
Operating loss                            ($2,587,426)        ($2,575,702)      ($1,942,137)

Other income:
  Interest income (other expense)             367,529             238,965           331,670
  Other Income                              1,500,000              --                --
                                           ---------------------------------------------------
Net loss                                   $ (719,897)        $(2,336,737)      $(1,610,467)
                                           ---------------------------------------------------
                                           ---------------------------------------------------
Net loss per share - basic and diluted     $    (0.13)        $     (0.48)      $     (0.34)
                                           ---------------------------------------------------
                                           ---------------------------------------------------

Weighted average number of common and
  common equivalent shares outstanding
  - basic and diluted                       5,398,331           4,916,654         4,789,242
                                           ---------------------------------------------------
                                           ---------------------------------------------------

Fiscal year ended April 30, 1999 compared to fiscal years ended April 30, 1998 and April 30, 1997.

Operating revenue for fiscal 1999 was $509,530, a decrease of $83,482 or 14.1% over fiscal year 1998 operating revenue of $593,012. Operating revenue for fiscal 1998 was $593,012, an increase of $520,070 or 712.9% over fiscal year 1997 operating revenue of $72,942. The decrease in operating revenue from fiscal year 1998 to fiscal year 1999 was due to dealers not devoting the sales effort that the Company had anticipated as the Company converted to a dealer network from a direct sales force and the Company's focus on the engineering of the enhanced Vasotrac product and the hand-held product during the last two quarters of the 1999 fiscal year, as previously stated. The increase in operating revenue from fiscal year 1997 to fiscal year 1998 was due to initial product rollout during fiscal 1997.

Operating expense for fiscal 1999 were $3,096,956, a decrease of $71,758 or 2.3% over fiscal year 1998 operating expense of $3,168,714. Operating expense for fiscal 1998 were $3,168,714, an increase of $1,153,635 or 57.2% over fiscal 1997 operating expense of $2,015,079. The decrease in operating expense from fiscal year 1998 to fiscal year 1999 relates primarily to a decrease in the number of sales employees as the Company focused on building a dealer network and on the engineering of the enhanced Vasotrac system and on the hand-held unit. However, part of this decrease was offset by an increase in research and development expense related to the ongoing research and development of the Vasotrac system and the hand-held unit. The increase from fiscal year 1998 over fiscal year 1997 was partially due to the Company hiring additional individuals to prepare for the marketing and manufacture of the Vasotrac system.

Cost of sales and product development for fiscal 1999 were $505,110, a decrease of $47,450 or 8.6% over fiscal year 1998 cost of sales and product development expense of $552,560. Cost of sales and product development for fiscal 1998 were $552,560, an increase of $439,299 over fiscal year 1997 cost of sales and product development expense of $113,261 or 387.9%. The decrease in cost of sales and product development from fiscal 1998 to fiscal 1999 was the result of lower unit sales. The cost associated with the Company's hand-held unit and enhanced Vasotrac system are reflected in the Company's research and development expense. The increase in cost of sales and product development from fiscal 1997 to fiscal year 1998 was due to the increase in unit sales.

Research, development, and clinical expense for fiscal year 1999 were $1,230,072, an increase of $196,927 or 19.0% over fiscal year 1998 research and development expense of $1,033,145. Research, development, and clinical expense for fiscal year 1998 were $1,033,145, an increase of $217,046 or 26.6% over fiscal year 1997 research and development expense of $816,099. The increase in research, development, and clinical expense from fiscal year 1997 to fiscal year 1998, as well as the increase from fiscal year 1998 to fiscal year 1999 was related to the continued research and development of an enhanced Vasotrac system with the focus on "ease of use" issues and the ongoing development of the hand-held unit. In addition, in fiscal year 1998, the Company completed clinical research for the purpose of preparing a multi-site paper on the accuracy of the Vasotrac system.

General and administrative expense for fiscal year 1999 were $506,621, an increase of $15,392 or 3.1% versus fiscal year 1998 general and administrative expense of $491,229. General and administrative expense for fiscal year 1998 were $491,229, a decrease of $38,602 or 7.2% over fiscal year 1997 general and administrative expense of $529,831. The increase in general and administrative expense from fiscal 1998 to fiscal 1999 is attributable to an overall increase in general expenses. The decrease in general and administrative expense in fiscal 1998 over fiscal 1997 was primarily attributable to decreased insurance costs.

Sales and marketing expense for fiscal year 1999 were $855,153, a decrease of $236,627 or 21.7% over fiscal year 1998 sales and marketing expense of $1,091,780. Sales and marketing expense for fiscal year 1998 were $1,091,780, an increase of $535,892 or 96.4% over fiscal year 1997 sales and marketing expense of $555,888. The decrease in sales and marketing expense from fiscal year 1998 to fiscal year 1999 was due to the decrease in sales personnel as the Company converted over to a dealer network from direct sales and as the Company decreased the number of sales personnel and focused on the engineering of the enhanced Vasotrac system. The increase from fiscal year 1997 to fiscal year 1998 was due to the Company hiring a Vice President of Marketing and additional sales persons.

Other income in fiscal year 1999 was due to the technical evaluation agreement entered into in September 1998, with a six month standstill. For additional information, see discussion regarding technical evaluation agreement under "General" in Item 1.

Interest income for fiscal year 1999 was $367,529, an increase of $128,564 or 53.8% over fiscal year 1998 interest income of $238,965. Interest income for fiscal year 1998 was $238,965, a decrease of $92,705 or 28.0% over fiscal year 1997 interest income of $331,670. The increase in interest income in fiscal 1999 over fiscal 1998 was the result of the increase in the investment accounts as a result of the private placement in March of 1998 and the $1,500,000 from the stand-still agreement. The decrease in interest income in fiscal 1998 over fiscal 1997 was a result of the use of investment accounts to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short and long-term investments were $5,800,346 and $6,170,970 at April 30, 1999 and April 30, 1998 respectively.
The Company incurred cash expenditures of $418,012 for operations for the fiscal year ended April 30, 1999.

With the cash and cash equivalents, short-term investments, and investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately two years from the end of fiscal year April 1999. The Company has no significant capital expenditure commitments and does not plan any significant sale of capital equipment.

THE YEAR 2000 UPDATE

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

In connection with this review, the Company also asked critically important vendors, suppliers, and financial institutions whose incomplete or untimely resolution of the Year 2000 problem could potentially have a significant impact on the Company's operations to assess their Year 2000 readiness. The Company has been informed that these vendors, suppliers, and financial institutions will be substantially Year 2000 compliant by late 1999.

In the reasonable worst case scenario, the Company's suppliers and customers would experience delays in filling orders, making payments or other Year 2000 problems that may adversely affect the Company. Contingency plans have been prepared, where necessary, to minimize any significant exposures from the failure of third parties to be Year 2000 compliant. These plans include development of backup procedures, identification of alternate suppliers, and an assessment of the need for increases in inventory levels.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS. None

ITEM 8.  FINANCIAL STATEMENTS AND SUPLLEMENTAL DATA

                                  Medwave, Inc.
                          (A Development Stage Company)

                               Financial Statements

                       Years ended April 30, 1999 and 1998


                                    CONTENTS

Report of Independent Auditors................................................20

Audited Financial Statements

Balance Sheets................................................................21
Statements of Operations......................................................23
Statement of Changes in Stockholders' Equity..................................24
Statements of Cash Flows......................................................26
Notes to Financial Statements.................................................27


                         Report of Independent Auditors


Board of Directors and Stockholders
Medwave, Inc.

We have audited the balance sheets of Medwave, Inc. (a development stage company) as of April 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended April 30, 1999 and the period from June 27, 1984 (inception) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1999 and the period from June 27, 1984 (inception) to April 30, 1999, in conformity with generally accepted accounting principles.

                                                         /s/ Ernst & Young LLP

Minneapolis, Minnesota
May 28, 1999

                                  Medwave, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                    APRIL 30
                                                                             1999              1998
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $1,175,756       $1,926,697
   Short-term investments                                                     2,785,672          759,758
   Accounts receivable                                                           31,069           59,618
   Inventories                                                                  137,938          249,079
   Prepaid expenses                                                              75,714           74,975
                                                                       ------------------------------------
Total current assets                                                          4,206,149        3,070,127

Investments                                                                   1,838,918        3,484,515

Property and equipment:
   Research and development equipment                                           237,136          242,606
   Office equipment                                                             111,745          115,243
   Manufacturing and engineering equipment                                       65,259           65,259
   Sales and marketing equipment                                                 59,927           60,183
   Leasehold improvements                                                        31,613           31,613
                                                                       ------------------------------------
                                                                                505,680          514,904
   Accumulated depreciation                                                    (435,274)        (383,802)
                                                                       ------------------------------------
                                                                                 70,406          131,102

Patents, net of accumulated amortization of $107,998 in 1999 and
   $82,599 in 1998                                                               28,019           53,418
                                                                       ------------------------------------
Total assets                                                                 $6,143,492       $6,739,162
                                                                       ------------------------------------
                                                                       ------------------------------------

                                                                                    APRIL 30
                                                                             1999              1998
                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $     176,496    $     109,585
   Accrued payroll                                                                64,040           57,531
                                                                       ------------------------------------
Total current liabilities                                                        240,536          167,116

Stockholders' equity:
   Common Stock, no par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - April 30, 1999--5,436,596 and
       April 30, 1998--5,378,396                                              16,294,620       16,240,970
   Unrealized loss on investments                                                (17,842)         (14,999)
   Deficit accumulated during the development stage                          (10,373,822)      (9,653,925)
                                                                       ------------------------------------
Total stockholders' equity                                                     5,902,956        6,572,046

                                                                       ------------------------------------
Total liabilities and stockholders' equity                                  $  6,143,492     $  6,739,162
                                                                       ------------------------------------
                                                                       ------------------------------------

SEE ACCOMPANYING NOTES.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                               PERIOD FROM
                                                                                              JUNE 27, 1984
                                                            YEAR ENDED APRIL 30               (INCEPTION) TO
                                                    1999           1998           1997        APRIL 30, 1999
                                              ---------------------------------------------  ----------------
Revenue:
   Net sales                                    $   509,530    $   593,012    $    72,942      $  1,175,484

Operating expenses:
   Cost of sales and product development            505,110        552,560        113,261         1,170,931
   Research and development                       1,230,072      1,033,145        816,099         6,850,949
   General and administrative                       506,621        491,229        529,831         3,212,340
   Sales and marketing                              855,153      1,091,780        555,888         2,595,212
                                              ---------------------------------------------  ----------------
Operating loss                                   (2,587,426)    (2,575,702)    (1,942,137)      (12,653,948)

Interest income                                     367,529        238,965        331,670         1,406,884
Other income                                      1,500,000              -              -         1,500,000
                                              ---------------------------------------------  ----------------
Net loss                                        $  (719,897)   $(2,336,737)   $(1,610,467)     $ (9,747,064)
                                              =============================================  ================
Net loss per share - basic and diluted              $(.13)        $(.48)          $(.34)           $(3.75)
                                              =============================================  ================
Weighted average number of shares
   outstanding - basic and diluted                5,398,331      4,916,654      4,789,242         2,599,109
                                              =============================================  ================

SEE ACCOMPANYING NOTES.

                                  Medwave, Inc.
                          (A Development Stage Company)

                  Statement of Changes in Stockholders' Equity

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                     COMMON STOCK       UNREALIZED     DURING THE
                                                 --------------------     LOSS ON     DEVELOPMENT
                                                  SHARES      AMOUNT    INVESTMENTS      STAGE          TOTAL
                                                 ----------------------------------------------------------------
Issuance of Common Stock at $.15 per share in
   July 1984 for capital equipment donated         10,000     $ 1,500      $    -        $     -     $     1,500
Assets donated to Company by officer in
   August 1984                                          -       1,145           -              -           1,145
Net income for the period of June 27, 1984
   (inception) to April 30, 1985                        -           -           -            235             235
                                                 ----------------------------------------------------------------
Balance at April 30, 1985                          10,000       2,645           -            235           2,880
Net income                                              -           -           -          1,393           1,393
                                                 ----------------------------------------------------------------
Balance at April 30, 1986                          10,000       2,645           -          1,628           4,273
Issuance of Common Stock in connection with
   stock split in July 1986                       190,000           -           -              -               -
Net loss                                                -           -           -        (98,211)        (98,211)
                                                 ----------------------------------------------------------------
Balance at April 30, 1987                         200,000       2,645           -        (96,583)        (93,938)
Net loss                                                -           -           -       (131,931)       (131,931)
                                                 ----------------------------------------------------------------
Balance at April 30, 1988                         200,000       2,645           -       (228,514)       (225,869)
Net loss                                                -           -           -       (258,135)       (258,135)
                                                 ----------------------------------------------------------------
Balance at April 30, 1989                         200,000       2,645           -       (486,649)       (484,004)
Issuance of Common Stock at $.975 per share in
   April 1990 for consulting services               3,500       3,413           -              -           3,413
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock, Series A                -      (1,145)          -        (21,343)        (22,488)
Net loss                                                -           -           -       (278,845)       (278,845)
                                                 ----------------------------------------------------------------
Balance at April 30, 1990                         203,500       4,913           -       (786,837)       (781,924)
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock Series A                 -           -           -         (1,775)         (1,775)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                           -           -           -         (9,711)         (9,711)
Net loss                                                -           -           -       (553,710)       (553,710)
                                                 ----------------------------------------------------------------
Balance at April 30, 1991                         203,500       4,913           -     (1,352,033)     (1,347,120)
Accretion on the Redeemable Convertible
   Preferred Stock Series I                             -           -           -        (10,649)        (10,649)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                          -           -           -       (105,318)       (105,318)
Net loss                                                -           -           -     (1,371,031)     (1,371,031)
                                                 ----------------------------------------------------------------
Balance at April 30, 1992                         203,500       4,913           -     (2,839,031)     (2,834,118)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                           -           -           -        (10,914)        (10,914)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                          -           -           -       (118,197)       (118,197)
Net loss                                                                        -       (615,888)       (615,888)
                                                 ----------------------------------------------------------------
Balance at April 30, 1993 (carried forward)       203,500       4,913           -     (3,584,030)     (3,579,117)

                                  Medwave, Inc.
                          (A Development Stage Company)

            Statement of Changes in Stockholders' Equity (continued)

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                     COMMON STOCK       UNREALIZED     DURING THE
                                                 --------------------     LOSS ON     DEVELOPMENT
                                                  SHARES      AMOUNT    INVESTMENTS      STAGE          TOTAL
                                                 ----------------------------------------------------------------
Balance at April 30, 1993 (brought forward)       203,500  $     4,913       $   -    $ (3,584,030)  $(3,579,117)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                           -            -           -         (11,185)      (11,185)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                          -            -           -        (121,904)     (121,904)
Net loss                                                -            -           -        (646,480)     (646,480)
                                                 ----------------------------------------------------------------
Balance at April 30, 1994                         203,500        4,913           -      (4,363,599)   (4,358,686)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                           -            -           -         (11,463)      (11,463)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                          -            -           -        (125,732)     (125,732)
Net loss                                                -            -           -        (455,498)     (455,498)
                                                 ----------------------------------------------------------------
Balance at April 30, 1995                         203,500        4,913           -      (4,956,292)   (4,951,379)
Exercise of stock options and warrants            126,896      144,299           -               -       144,299
Initial public offering of Common Stock, net
   of expenses                                  1,610,000    6,833,491           -               -     6,833,491
Preferred Stock conversion                      2,750,164    5,476,163           -               -     5,476,163
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                           -            -           -          (5,874)       (5,874)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                          -            -           -         (64,838)      (64,838)
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock - Series X and
   Series I                                             -            -           -          (7,858)       (7,858)
Change in unrealized loss on investments                -            -     (33,245)              -       (33,245)
Net loss                                                -            -           -        (671,859)     (671,859)
                                                                                                      -----------
Comprehensive loss                                                                                      (705,104)
                                                -----------------------------------------------------------------
Balance at April 30, 1996                       4,690,560   12,458,866     (33,245)     (5,706,721)    6,718,900
Exercise of stock options and warrants            128,178      305,837           -               -       305,837
Change in unrealized loss on investments                -            -       8,326               -         8,326
Net loss                                                -            -           -      (1,610,467)   (1,610,467)
                                                                                                      -----------
Comprehensive loss                                                                                    (1,602,141)
                                                -----------------------------------------------------------------
Balance at April 30, 1997                       4,818,738   12,764,703     (24,919)     (7,317,188)    5,422,596
Exercise of stock options and warrants            119,658      484,058           -               -       484,058
Private Placement of Common Stock, in March
   1998 at $7.50 per share net of expenses        440,000    2,992,209           -               -     2,992,209
Change in unrealized loss on investments                -            -       9,920               -         9,920
Net loss                                                -            -           -      (2,336,737)   (2,336,737)
                                                                                                      -----------
Comprehensive loss                                                                                    (2,326,817)
                                                -----------------------------------------------------------------
Balance at April 30, 1998                       5,378,396   16,240,970     (14,999)     (9,653,925)    6,572,046
Exercise of stock options and warrants             58,200       53,650           -               -        53,650
Change in unrealized loss on investments                -            -      (2,843)              -        (2,843)
Net loss                                                -            -           -        (719,897)     (719,897)
                                                                                                      -----------
Comprehensive loss                                                                                      (722,740)
                                                -----------------------------------------------------------------
Balance at April 30, 1999                       5,436,596  $16,294,620    $(17,842)    $(10,373,822) $ 5,902,956
                                                =================================================================

SEE ACCOMPANYING NOTES.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                      PERIOD FROM
                                                                                                     JUNE 27, 1984
                                                                 YEAR ENDED APRIL 30                (INCEPTION) TO
                                                          1999           1998           1997        APRIL 30, 1999
                                                      --------------------------------------------  ---------------
OPERATING ACTIVITIES
Net loss                                              $  (719,897)   $(2,336,737)   $ (1,610,467)    $ (9,747,064)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                          64,115         79,736          62,147          620,735
     Amortization                                          25,399         25,400          27,115          107,998
     Loss on sale of equipment                                  -              -               -            7,375
     Issuance of Common Stock for consulting
       services                                                 -              -               -            3,413
     Changes in operating assets and liabilities:
       Accounts receivable                                 28,549        (17,632)        (41,986)         (31,069)
       Inventories                                        111,141       (134,612)       (105,493)        (137,938)
       Prepaid expenses                                      (739)         6,207          19,989          (75,714)
       Accounts payable                                    66,911         31,195          (5,217)         176,496
       Accrued payroll                                      6,509          6,721          22,113           64,040
                                                      --------------------------------------------  ----------------
Net cash used in operating activities                    (418,012)    (2,339,722)     (1,631,799)      (9,011,728)

INVESTING ACTIVITIES
Purchase of property and equipment                         (6,882)       (54,158)       (104,865)        (719,375)
Patent expenditures                                             -              -         (27,157)        (136,017)
Purchase of investments                                (3,481,041)    (4,745,431)     (8,914,853)     (37,094,089)
Sales and maturities of investments                     3,097,881      4,349,641      10,843,816       32,453,500
Proceeds from sale of equipment                             3,463              -               -           21,663
                                                      --------------------------------------------  ---------------
Net cash (used in) provided by investing activities      (386,579)      (449,948)      1,796,941       (5,474,318)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                 53,650      3,476,267         305,837       10,813,544
Net proceeds from issuance of Convertible
   Preferred Stock                                              -              -               -        4,848,258
                                                      --------------------------------------------  ---------------
Net cash provided by financing activities                  53,650      3,476,267         305,837       15,661,802
                                                      --------------------------------------------  ---------------
Increase in cash and cash equivalents                    (750,941)       686,597         470,979        1,175,756
Cash and cash equivalents at beginning of period        1,926,697      1,240,100         769,121                -
                                                      --------------------------------------------  ---------------
Cash and cash equivalents at end of period             $1,175,756    $ 1,926,697    $  1,240,100     $  1,175,756
                                                      ============================================  ===============

SEE ACCOMPANYING NOTES.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 1999

1. BUSINESS ACTIVITY

Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure of adults, and in the development of related technology and products. Utilizing the Company's proprietary technology, the VASOTRAC-Registered Trademark-system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held device is based upon the technology used in the Vasotrac System.

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

                                  Medwave, Inc.
                          (A Development Stage Company)

                     Notes to Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                  Medwave, Inc.
                          (A Development Stage Company)

                     Notes to Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

COMPREHENSIVE INCOME

As of May 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

3. INVESTMENTS

The following is a summary of the investments available-for-sale as of April
30:

                                                                          UNREALIZED           FAIR
                                                            COST            LOSSES            VALUE
                                                     ------------------------------------------------------
   1999
   U.S. corporate debt securities                          $4,356,379       $  (4,445)        $4,351,934
   European bank notes                                        286,053         (13,397)           272,656
                                                     ------------------------------------------------------
                                                           $4,642,432       $ (17,842)        $4,624,590
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
                                                                          UNREALIZED           FAIR
                                                            COST            LOSSES            VALUE
                                                     ------------------------------------------------------
   1998
   U.S. corporate debt securities                          $3,973,219       $  (9,777)        $3,963,442
   European bank notes                                        286,053          (5,222)           280,831
                                                     ------------------------------------------------------
                                                           $4,259,272       $ (14,999)        $4,244,273
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

                                  Medwave, Inc.
                          (A Development Stage Company)

                     Notes to Financial Statements (continued)


4. CAPITAL STOCK

INITIAL PUBLIC OFFERING

In November 1995, the Company sold 1,610,000 shares of Common Stock in an initial public offering from which the Company received net proceeds of $6,800,000.

In March 1998, the Company sold 440,000 shares of Common Stock in a private placement for $7.50 per share from which the Company received net proceeds of $2,992,209.

5. LEASES

The Company leases its office, research and development, sales, and production facility under an operating lease that expires May 31, 2000. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under operating leases was $52,566, $53,109 and $56,434 for the years ended April 30, 1999, 1998 and
1997, respectively.

Future minimum rental payments required under leases that have remaining terms in excess of one year as of April 30, 1999 are as follows:

   Year ending April 30:
     2000                                                                                      $33,456
     2001                                                                                        2,788
                                                                                        -------------------
                                                                                               $36,244
                                                                                        -------------------
                                                                                        -------------------

6. INCOME TAXES

At April 30, 1999, the Company had net operating loss carryforwards of approximately $9,824,996 and research and development tax credit carryforwards of approximately $343,000. These carryforwards are available to offset future taxable income through 2014; however, a portion of the net operating loss will begin to expire in 2002.

No income taxes were paid for the years ended April 30, 1999, 1998 and 1997, respectively.

Components of deferred tax assets are as follows:

                                                                                    APRIL 30
                                                                             1999              1998
                                                                       ------------------------------------
   Net operating loss carryforwards                                          $3,733,000       $3,556,000
   Research and development credit carryforwards                                343,000          300,000
   Less valuation allowance                                                  (4,076,000)      (3,856,000)
                                                                       ------------------------------------
   Net deferred tax assets                                                   $        -       $        -
                                                                       ------------------------------------
                                                                       ------------------------------------

                                  Medwave, Inc.
                          (A Development Stage Company)

                     Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees or consultants of the Company. The maximum number of shares of Common Stock currently reserved for issuance is 1,700,000 shares. A majority of the options granted have ten year terms and vest and become fully exercisable at the end of four years of continued employment.

Option activity is summarized as follows:



                                                               OPTIONS OUTSTANDING         WEIGHTED AVERAGE
                                         SHARES AVAILABLE --------------------------------  EXERCISE PRICE
                                            FOR GRANT         PLAN          NON-PLAN         PER SHARE
                                         ------------------------------------------------------------------
   Balance at April 30, 1996                 (215,500)       1,115,500        20,000             2.30
   Additional shares reserved for
     issuance                                 500,000                -             -                -
   Granted                                    (71,000)          71,000             -             9.50
   Exercised                                        -           (3,800)            -              .75
                                         ------------------------------------------------
   Balance at April 30, 1997                  213,500        1,182,700        20,000             2.85
   Additional shares reserved for
     issuance                                 300,000                -             -                -
   Granted                                   (255,000)         255,000             -            12.98
   Exercised                                        -         (107,000)            -             4.30
   Canceled                                   122,500         (122,500)            -             7.16
                                         ------------------------------------------------
   Balance at April 30, 1998                  381,000        1,208,200        20,000             4.28
   Granted                                   (126,000)         126,000             -            12.18
   Exercised                                        -          (58,200)            -              .92
   Canceled                                    17,000          (17,000)            -             9.59
                                         ------------------------------------------------
   Balance at April 30, 1999                  272,000        1,259,000        20,000          $  5.14
                                         ------------------------------------------------
                                         ------------------------------------------------

                                  Medwave, Inc.
                          (A Development Stage Company)

                     Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options outstanding at April 30, 1999:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    ---------------------------------------------------- ----------------------------------
                                     WEIGHTED AVERAGE
      RANGE OF           NUMBER         REMAINING      WEIGHTED AVERAGE        NUMBER    WEIGHTED AVERAGE
   EXERCISE PRICE     OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE       EXERCISABLE   EXERCISE PRICE
------------------------------------------------------------------------ ----------------------------------
       $ .75               139,000        5 years         $    .75             139,000       $    .75
         1.25              350,960        4 years             1.25             350,960           1.25
      2.00 - 2.25          264,040        6 years             2.23             220,290           2.23
         3.00               60,000        6 years             3.00              45,000           3.00
      5.00 - 5.25           65,000        7 years             5.22              48,750           5.22
      8.00 - 9.00           23,000        8 years             8.14              10,500           8.05
     10.00 - 11.00         108,000        9 years            10.51              22,500          10.08
     13.00 - 14.00         269,000        9 years            13.38              51,250          13.34
                    -----------------                                    -----------------
     $ .75 -$14.00       1,279,000      6.3 years          $  5.14             888,250        $  2.72
                    -----------------                                    -----------------
                    -----------------                                    -----------------

Options outstanding expire at various dates during the period from 2002 through 2008. The number of options exercisable as of April 30, 1999, 1998 and 1997 were 888,250, 792,200 and 736,450, respectively, at weighted average exercise prices of $2.72, $1.76 and $1.65 per share, respectively.

In connection with the IPO in 1995, the Company issued warrants to purchase 140,000 shares of Common Stock at an exercise price of $6.00 per share. The warrants expire in the year 2000.

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

                                  Medwave, Inc.
                          (A Development Stage Company)

                     Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: risk-free interest rates ranging from 6.00% to 5.29%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .68, .65 and .57, respectively, and a weighted average expected life of the option of 4 years.

The weighted average fair value of options granted during the years ended April 30, 1999, 1998 and 1997 was $6.35, $7.07 and $4.65 per share, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                          APRIL 30
                                             1999           1998            1997
                                         ------------------------------------------
   Actual net loss                       $  (719,897)   $(2,336,737)   $(1,610,467)
   Pro forma net loss                     (1,410,264)    (2,736,066)    (1,910,295)
   Pro forma net loss per common share          (.26)          (.56)          (.40)

The pro forma effect on net loss for fiscal 1999, 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                                  Medwave, Inc.
                          (A Development Stage Company)

                     Notes to Financial Statements (continued)


8. CONTRACTS

In September 1998, the Company entered into a technical evaluation agreement with an interested party related to its blood pressure technology, specifically its hand-held blood pressure device. The agreement called for the Company to receive $1,500,000 in exchange for a "stand still" period of six (6) months, during which the Company will not have any discussions or negotiations with other parties including, among other things, the licensing or selling of the technology of its hand-held blood pressure device. The amount received was recognized as revenue when the agreement terminated with no additional agreement with the interested party.

In May 1999, the Company retained Vector Securities International, Inc. as its exclusive financial advisor to evaluate strategic alternatives that may be available to the Company. The alternatives may include sale of all or part of the Company, licensing of products and technology, mergers, acquisitions, joint ventures, investment by strategic partners, product development, manufacture and/or distribution arrangements, other business combinations or strategic alliances, or continuation as an independent company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of June 30, 1999. A summary of the background and experience of each of these individuals is set forth after the table.

The directors and executive officer of the Company are:

              Name             Age               Position
      -------------------------------------------------------------------
      G. Kent Archibald         58    President, Chief Executive Officer,
                                      Secretary, and Director
      Mark T. Bakko             39    Chief Financial Officer
      William D. Corneliuson    56    Director
      Norman Dann(1)            72    Director
      Jeffrey W. Green          59    Director
      Keith A. Libbey(1)        62    Director

----------------
(1) Member of the Audit and Compensation Committees


All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers. The Board of Directors has an Audit Committee, which (i) reviews the Company's annual financial statements, (ii) makes recommendations regarding the Company's independent auditors and scope of auditor services, (iii) reviews the adequacy of accounting and audit policies, compliance assurance procedures and internal controls, (iv) reviews non-audit service performed by auditors to maintain auditors' independence, and (v) reports to the Board on the adequacy of disclosures and adherence to accounting principles. The Board of Directors also has formed a Compensation Committee, which (i) reviews compensation philosophy and major compensation benefits for executives, (ii) administers the Company's Stock Option Plan, and (iii) approves executive officers' compensation.

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

WILLIAM D. CORNELIUSON, has been a director of the Company since May 1999. Mr. Corneliuson is President of B.C. Holdings, Inc., a registered investment advisor. Mr. Corneliuson has been with B. C. Holdings, Inc. since 1993. Previously Mr. Corneliuson was President, Co-Founder, and Vice Chairman of the Board of Strong/Corneliuson Capital Management, Inc from 1976 to 1993.

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

JEFFREY W. GREEN, has been a director of the Company since August 1997. Mr. Green serves as Chairman of the Board of Hutchinson Technology, Inc. Mr. Green co-founded Hutchinson Technology, Inc. in 1965 and served as its Chief Executive Officer from January 1983 to May 1996. Hutchinson Technology, Inc. is the world's leading supplier of suspension assemblies for rigid magnetic disk drives. Mr. Green is a board member of Applied Biometrics, Inc., a maker of medical devices. Mr. Green is also a board member of the following privately held businesses: ContiMed, Inc., which is developing urinary catheters and Internet Financial Services, Inc. Mr. Green is also a board member of the Chamber of Commerce of South Dakota.

KEITH A. LIBBEY, has been a director of the Company since July 1999. Mr. Libbey is Chairman Emeritus of the Board of Directors of Fredrikson & Byron, P.A., a law firm in Minneapolis, Minnesota. Mr. Libbey has been with Fredrikson & Byron, P.A. since 1969.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending April 30, 1999, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded to G. Kent Archibald, the President and Chief Executive Officer and Richard Harbaugh, formerly the Vice President of Marketing of the Company during the Company's last three fiscal years ended April 30, 1997, 1998, and 1999. No other executive officer of the Company received total salary and bonus compensation in excess of $100,000 for the fiscal year ending 1999.

                                 SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                                  Compensation
                                      Annual Compensation         ------------
                                                                   Securities          All Other
  Name and Principal Position      Year     Salary     Bonus    Underlying Options    Compensation
                                                                 (# of shares)(1)
--------------------------------------------------------------------------------------------------
G. Kent Archibald,                 1999    $150,000     ----           ---             $4,500(2)
President and Chief Executive      1998     150,000     ----           ---              4,500(2)
Officer                            1997     150,000     ----           ---              4,500(2)
--------------------------------------------------------------------------------------------------
Richard Harbaugh,                  1999    $145,833     ----           ---             $4,375(2)
Former Vice President of           1998      92,000     ----         175,000              300(2)
Marketing                          1997      ----       ----           ---                ----

---------------
(1) Number of shares of Common Stock subject to options that were granted during the year.

(2) Reflects the Company's contribution to executive's individual retirement account under the Company's Simplified Employee Pension Plan.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options were granted during fiscal year 1999 to the named Executive Officers.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning each exercise of stock options during the year ended April 30, 1999 by each of the executive officers named in the above Summary Compensation Table and the aggregated fiscal year-end value of the unexercised options of each such executive officer.

                                                       Number of Unexercised            Value of Unexercised
                                                       Securities Underlying        In-the-Money Options at Fiscal
                                                    Options at Fiscal Year-End (#)         Year-End ($)(1)
                                                    --------------------------------------------------------------
                         Shares         Value
                      Acquired on    Realized ($)    Exercisable   Unexercisable     Exercisable    Unexercisable
         Name         Exercise (#)
------------------------------------------------------------------------------------------------------------------
G. Kent Archibald        - 0 -        $ - 0 -          391,250        43,750         $2,943,438        $295,313
Richard Harbaugh         - 0 -        $ - 0 -           43,750       131,250             ---             ---

(1) Based on the differences between the closing price of the Company's Common Stock fiscal year-end and the option exercise price.

COMPENSATION OF DIRECTORS

Directors are not currently paid fees for attending meetings. In connection with the election of Messrs. Dann, Green, Corneliuson and Libbey to the Board of Directors, in August 1995 Mr. Dann received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share, in August 1997 Mr. Green received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $13.875, in May 1999 Mr. Corneliuson received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $8.94, and in July 1999 Mr. Libbey received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $7.50. Each such option is for a term of ten years and vests over a four-year period. In addition, after three years of service each non-employee director receives a ten-year non-qualified option for 10,000 shares, vesting after one year, each year he or she continues to serve as a director. Mr. Dann received an option for 10,000 shares in November 1998 at an exercise price of $13.50.

Although the Company has non-compete and confidentiality agreements with its employees, the Company does not have an employment agreement with, or key-man life insurance on, Mr. Archibald or any other individual.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock of the Company on June 30, 1999 by each of the executive officers named in the Summary Compensation Table set forth in Item 11 by each director, by all directors and current executive officers as a group and by all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated.


      Name and Address                   Shares Beneficially    Percent of
                                         Owned(1)               Ownership
      --------------------------------------------------------------------
      John R. Albers                          451,869              8.3%
      3825 Gillon Avenue
      Dallas, TX   75205

      G. Kent Archibald                       609,243(2)          10.4%
      4382 Round Lake Road West
      Arden Hills, MN   55112

      Aaron Boxer Revocable Trust             396,639              7.3%
      Aaron Boxer, Trustee
      5500 Wayzata Boulevard
      8th Floor - Suite 800
      Minneapolis, MN   55416

      William D. Corneliuson                  300,100              5.5%
      777 East Wisconsin Avenue
      Suite 3020
      Milwaukee, WI   53202

      Norman Dann                              30,000(3)             *
      4382 Round Lake Road West
      Arden Hills, MN   55112

      Jeffrey W. Green                         15,000(3)             *
      3401 4th Avenue North
      Sioux Falls, SD   57104



      Name and Address                   Shares Beneficially    Percent of
                                         Owned(1)               Ownership
      --------------------------------------------------------------------
      Richard Harbaugh                         43,750(3)             *
      6267 Harbor Sunset Drive
      Gig Harbor, WA   98335

      Keith A. Libbey                           6,700                *
      900 Second Avenue South
      1100 International Center
      Minneapolis, MN 55402

      David B. Johnson                        494,400(4)           9.0%
      5500 Wayzata Boulevard
      8th Floor - Suite 800
      Minneapolis, MN   55416

      All Current Executive Officers and    1,021,043(5)          17.1%
      Directors as a Group (6 persons)

*    Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such person or group.

(2) Includes Options to purchase 435,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

(3) Such shares are not outstanding but may be purchased upon exercise of options which are currently exercisable or will become exercisable within 60 days of the date hereof.

(4) Includes 237,603 shares held by Mr. Johnson's spouse and minor children and 55,000 shares owned by a foundation, over all which he may be deemed to share voting and dispositive power, and warrants to purchase 70,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.

(5) Includes options to purchase 535,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of the date hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no related party transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
      See Part II, Items 8.

(a)(2) Exhibits

     See Exhibit Index on page following signatures.

(a)(3)   Financial Statement Schedules

     None

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDWAVE, INC.

Date: July 19, 1999                        By  /s/ G. Kent Archibald
                                               ---------------------------------
                                                    G. Kent Archibald, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                                           Date
/s/ G. Kent Archibald              President, CEO, and Director                    July 19, 1999
-------------------------------    (principal executive officer)
G. Kent Archibald


/s/ Mark T. Bakko                  Chief Financial Officer                         July 19, 1999
-------------------------------    (principal financial and accounting officer)
Mark T. Bakko

/s/ William D. Corneliuson         Director                                        July 19, 1999
-------------------------------
William D. Corneliuson


/s/ Norman Dann                    Director                                        July 19, 1999
-------------------------------
Norman Dann

/s/ Jeffrey W. Green               Director                                        July 19, 1999
-------------------------------
Jeffrey W. Green


/s/ Keith A. Libbey                Director                                        July 19, 1999
-------------------------------
Keith A. Libbey

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  MEDWAVE, INC.

                                  EXHIBIT INDEX
                                       TO
                 FORM 10-K FOR FISCAL YEAR ENDED APRIL 30, 1999

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

10.2** Amended and Restated Medwave Stock Option Plan (as amended through August 4, 1998 - incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998)*

10.3** Forms of Incentive and Nonstatutory Stock Option Agreements under Amended and Restated Stock Option Plan - incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on From 10-KSB for the fiscal year ended April 30, 1996*

10.4 Agreement of Lease dated April 10, 1997 between the Company and The Remada Companies - incorporated by reference to
                Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997*

10.5 Agreement dated September 25, 1998 between the Company and an unnamed Company - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998*

23              Consent of Ernst & Young LLP

27              Financial data Schedule (filed in electronic format only)

* Incorporated by reference to a previously filed report or document, SEC File No. 0-28010 unless otherwise indicated

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K