Form 10-Q
period 1999-07-31
MEDWAVE INC
filed 1999-09-13
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 1999; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 31, 1999, the issuer had 5,470,596 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                          Page


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - April 30, 1999 and July 31, 1999                 2

          Statements of Operations - Three Months Ended July 31, 1999       3
             and 1998 and Period from June 27, 1984 (Inception) to
             July 31, 1999

          Statements of Cash Flows - Three Months Ended July 31, 1999       4
             and 1998 and Period from June 27, 1984 (Inception) to
             July 31, 1999


          Notes to Financial Statements                                     5


  Item 2. Management's Discussion and Analysis of Financial Condition       5
             and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                 8

  Item 2. Changes in Securities                                             8

  Item 3. Defaults Upon Senior Securities                                   8

  Item 4. Submission of Matters To A Vote of Security Holders               8

  Item 5. Other Information                                                 8

  Item 6. Exhibits and Reports on Form 8-K                                  8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                  April 30,             July 31,
                                                                     1999                 1999
                                                                -------------------------------------
                                                                (see note 2)           (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                     $1,175,756            $1,635,438
      Short term investments                                         2,785,672             2,345,636
      Accounts receivable                                               31,069                22,883
      Inventories                                                      137,938               150,786
      Prepaid expenses                                                  75,714                44,304
                                                                -------------------------------------
Total current assets                                                 4,206,149             4,199,047

Investments                                                          1,838,918             1,216,898

Property and equipment:
      Research and development equipment                               237,136               231,085
      Office Equipment                                                 111,745               111,745
      Manufacturing and engineering equipment                           65,259                71,859
      Sales and marketing equipment                                     59,927                59,927
      Leasehold improvements                                            31,613                31,613
                                                                -------------------------------------
                                                                       505,680               506,229
      Accumulated depreciation                                        (435,274)             (438,786)
                                                                -------------------------------------
                                                                        70,406                67,443

Patents, net                                                            28,019                21,669
                                                                -------------------------------------
Total Assets                                                        $6,143,492            $5,505,057
                                                                =====================================

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                               $ 176,496             $ 139,054
      Accrued payroll                                                   64,040                48,685
                                                                -------------------------------------
Total current liabilities                                              240,536               187,739

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares - 5,436,596          16,294,620            16,294,620

      Unrealized gain/(loss) on investments                            (17,842)              (23,042)
      Deficit accumulated during the development stage             (10,373,822)          (10,954,260)
                                                                -------------------------------------
Total shareholders' equity                                           5,902,956             5,317,318
                                                                -------------------------------------

Total liabilities and shareholders' equity                          $6,143,492            $5,505,057
                                                                =====================================

The accompanying notes are an integral part of these financial statements.

                                       2

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                   Period from
                                                                                                  June 27, 1984
                                                                                                   (Inception)
                                                        Three months ended July 31                     to
                                                   --------------------------------------
                                                             1999                   1998          July 31, 1999
                                                   --------------------------------------       ------------------
Revenue:
      Net Sales                                          $ 40,183              $ 200,332              $ 1,215,667

Operating expenses:
      Cost of sales and product development                53,480                173,570                1,224,411
      Research and development                            298,679                270,670                7,149,628
      Sales and marketing                                 134,951                218,646                3,347,291
      General and administrative                          199,808                100,714                2,795,020
                                                   --------------------------------------       ------------------
Operating loss                                           (646,735)              (563,268)             (13,300,683)

Other income:
      Interest income                                      66,297                 77,678                1,473,181
      Other income                                         -                      -                     1,500,000
                                                   --------------------------------------       ------------------
Net loss                                               $ (580,438)            $ (485,590)            $(10,327,502)
                                                   ======================================       ==================

Net loss per share - Basic and diluted                    $ (0.11)               $ (0.09)                 $ (3.90)
                                                   ======================================       ==================
Weighted average number of common and
      common equivalent shares outstanding              5,436,596              5,384,396                2,646,469
                                                   ======================================       ==================

The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                   Period from
                                                                                                                  June 27, 1984
                                                                                 Three months ended July 31        (Inception)
                                                                                ----------------------------            to
                                                                                         1998          1997       July 31, 1999
                                                                                ----------------------------     -----------------
Operating activities
Net loss                                                                           $ (580,438)   $ (485,590)         $(10,327,502)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     10,907        19,373               631,642
      Amortization                                                                      6,350         6,349               114,348
      Loss on sale of equipment                                                        ---          ---                     7,375
      Issuance of Common Stock for consulting services                                 ---          ---                     3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                                            8,186      (115,827)              (22,883)
         Inventories                                                                  (12,848)       47,812              (150,786)
         Prepaid expenses                                                              31,410        30,563               (44,304)
         Accounts payable and accrued expenses                                        (37,442)       21,073               139,054
         Accrued payroll and related taxes                                            (15,355)       (3,824)               48,685
                                                                                ----------------------------     -----------------
Net cash used in operating activities                                                (589,230)     (480,071)           (9,600,958)

Investing activities
Patent expenditures                                                                    ---          ---                  (136,017)
Purchase of investments                                                              (480,500)     (242,951)          (37,574,589)
Sales and maturity of investments                                                   1,537,357       260,373            33,990,857
Purchase of property and equipment                                                     (7,945)       (3,306)             (727,320)
Proceeds from sale of equipment                                                        ---            3,463                21,663
                                                                                ----------------------------     -----------------
Net cash used in investing activities                                               1,048,912        17,579            (4,425,406)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock                              ---          ---                 4,848,258
Net proceeds from issuance of Common Stock                                             ---            4,500            10,813,544
                                                                                ============================     =================
Net cash provided by financing activities                                              ---            4,500            15,661,802
                                                                                ============================     =================

(Decrease) increase in cash and cash equivalents                                      459,682      (457,992)            1,635,438
Cash and cash equivalents at beginning of period                                    1,175,756     1,926,697             ---
                                                                                ============================     =================
Cash and cash equivalents at end of period                                         $1,635,438    $1,468,705            $1,635,438
                                                                                ============================     =================

The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                  July 31, 1999


1.    Organization and Description of Business

      Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure of adults, and in the development of related technology and products. Utilizing the Company's proprietary technology, the VASOTRAC(R) system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held device is based upon the technology used in the Vasotrac System.

2.    Basis of Presentation

      The financial information presented as of July 31, 1999 has been prepared from the books and records without audit. Financial information as of April 30, 1999 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs fourteen full-time employees and two part-time employees. Since its inception, the Company has been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure. Utilizing the Company's proprietary technology, the Vasotrac(R) APM205 system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held unit is based on the technology used in the Vasotrac system.

The Company has incurred an accumulated deficit of $10,954,260 from its inception through July 31, 1999. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and/or related technology. However, there can be no assurance that the Vasotrac system or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In December 1997, the Company began developing a dealer sales network for selling the Vasotrac system. The Company focused on building a dealer network, so that the Company could seek nationwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building the Company's own employee sales force. To date, the Company has six dealers whose territories cover the central United States and portions of the East Coast. The success of the Company's Vasotrac system sales will depend upon the ability of dealers or sales representatives to sell the Vasotrac system to the hospitals in their area. At this time, dealers have not demonstrated that they will be successful. It appears that product changes designed to make the product easier for clinicians to use will be required before the Vasotrac system will be accepted in the market. In addition, the Company is evaluating using a mix of dealers and of direct sales representatives for sales of the Vasotrac System.

Feedback from the dealers and from clinicians indicates that many clinicians find the Vasotrac system difficult to use and, therefore, requires significant training. Sales time is increased because of the training required; therefore, many of the dealers' sales employees and representatives do not dedicate the time required to provide and sell the system. To alleviate this problem, the Company is working on an enhanced Vasotrac system with "ease of use" as the primary objective. The Company began beta testing the enhanced product in April 1999. Early beta test results indicated that additional product changes were required. These changes have been made and the Company is continuing beta testing. If the beta test is successful, the Company hopes to begin selling the enhanced product by the end of September 1999. There can be no assurance that the Company will be able to enhance the product on the timetable discussed above, or that the product enhancements will resolve the ease of use issues the clinicians and dealers have encountered. Furthermore, the Company has limited distribution arrangements and there can be no assurance that the Company will be able to implement or effectuate other such arrangements.

The Company's hand-held blood pressure device under development may have sales potential both in the professional market (doctors, nurses, and medical technicians) and in the consumer market. The Company does not have suitable distribution channels for these potential markets and there can be no assurance that the Company will be able to implement or effectuate suitable arrangements for such markets. In May 1999, the Company filed a 510(k) submission with the FDA for the Company's hand-held device for the professional market. In response to information requested by the FDA, in September 1999 the Company re-filed its 510(k) submission with the FDA. The Company is uncertain as to the timing for final FDA clearance. It is also possible that the FDA will not clear the Company's submission or may require revision or additional clinical trials before the hand-held device can be marketed by the Company.

For the Company to emerge from the development stage, it will depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these additional employees will increase employee-related expenses in excess of $700,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Cash, cash equivalents, and short and long-term investments are being used primarily to continue clinical testing of the Vasotrac system, for manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,200,000 for research and development. Specifically the funds are expected to be used to develop an improved sensor and to sustain engineering support for manufacturing and for the continued development of a hand-held unit. In addition, during the next year the Company expects to spend approximately $200,000 for equipment, which would include tooling for production manufacturing scale-up. Even assuming limited sales, the Company believes that the Company's cash, cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately one and a half years from July 31, 1999. If the development process for the Company's products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, the sales and marketing costs are higher than expected, or the product is not accepted by the market place, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months ended July 31, 1999 and 1998, respectively. The analysis of liquidity and capital resources compares July 31, 1999 to April 30, 1999.

Operating revenue was $40,200 and $200,300 for the quarter ended July 31, 1999 and 1998, respectively. The operating revenue decrease was attributed to the Company's focus on the beta testing of its enhanced Vasotrac, as previously described.

Cost of sales and product development was $53,500 and $173,500 for the quarter ended July 31, 1999 and 1998, respectively. The cost of sales and product development decrease was attributed to decreased unit sales. The costs associated with the Company's hand-held unit and enhanced Vasotrac system are reflected in the Company's research and development expense.

The Company incurred $298,700 and $270,700 for research and development expenses for the quarter ended July 31, 1999 and 1998, respectively. The research and development expense increase was attributed to the Company's continued research and development of an enhanced Vasotrac system with the focus on "ease of use" issues and the ongoing development of the hand-held device.

The Company incurred $135,000 and $218,600 for sales and marketing expenses for the quarter ended July 31, 1999 and 1998, respectively. The sales and marketing expense decrease was primarily attributable to a decrease in the number of sales personnel employed by the Company as the Company focused on the beta testing of the enhanced Vasotrac.

The Company incurred $199,800 and $100,700 for general and administrative expenses for the quarter ended July 31, 1999 and 1998, respectively. The increase in general and administrative expenses was primarily attributable to fees paid to the Company's investment banking firm retained to explore strategic alternatives for the Company and its shareholders.

Interest income was $66,300 and $77,700 for the quarter ended July 31, 1999 and July 31, 1998, respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the Company uses its investment accounts to fund operations.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short-and long-term investments were $5,197,972 and $5,800,346 at July 31, 1999 and April 30, 1999, respectively. The
Company incurred cash expenditures of $589,230 for operations for the quarter ended July 31, 1999.

With the Company's cash, cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately one and a half years from July 31, 1999. The Company has no significant capital expenditure commitments.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                        27  Financial data schedule

         (B)      REPORTS ON FORM 8K:
                        No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1999

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    September 13, 1999               Medwave, Inc.


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


                                          /s/ Mark T. Bakko
                                          Mark T. Bakko
                                          Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                  JULY 31, 1999




Exhibit No.          Description


27                    Financial Data Schedule (filed in electronic format only)