Form 10-Q
period 1999-10-31
MEDWAVE INC
filed 1999-12-15
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended October 31, 1999; or

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

As of November 30, 1999, the issuer had 5,499,596 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                           Page


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - April 30, 1999 and October 31, 1999               2

          Statements of Operations - Three Months Ended October 31, 1999     3
             and 1998, Six Months Ended October 31, 1999 and 1998, and Period from June 27, 1984 (Inception) to October 31, 1999

          Statements of Cash Flows - Three Months Ended October 31, 1999     4
             and 1998, Six Months Ended October 31, 1999 and 1998,  and
             Period from June 27, 1984 (Inception) to October 31, 1999


          Notes to Financial Statements                                      5


  Item 2. Management's Discussion and Analysis of Financial Condition        5
             and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         8

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                  8

  Item 2. Changes in Securities                                              8

  Item 3. Defaults Upon Senior Securities                                    8

  Item 4. Submission of Matters To A Vote of Security Holders                9

  Item 5. Other Information                                                  9

  Item 6. Exhibits and Reports on Form 8-K                                   9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                          April 30,           October 31,
                                                                                            1999                 1999
                                                                                       --------------------------------------
                                                                                         (see note 2)        (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                            $ 1,175,756            $1,447,615
      Short term investments                                                                 2,785,672             1,996,296
      Accounts receivable                                                                       31,069                45,973
      Inventories                                                                              137,938               204,934
      Prepaid expenses                                                                          75,714                16,741
                                                                                       --------------------------------------
Total current assets                                                                         4,206,149             3,711,559

Investments                                                                                  1,838,918             1,198,593

Property and equipment:
      Research and development equipment                                                       237,136               231,085
      Office Equipment                                                                         111,745               111,745
      Manufacturing and engineering equipment                                                   65,259                86,893
      Sales and marketing equipment                                                             59,927                59,927
      Leasehold improvements                                                                    31,613                31,613
                                                                                       --------------------------------------
                                                                                               505,680               521,263
      Accumulated depreciation                                                                (435,274)             (406,278)
                                                                                       --------------------------------------
                                                                                                70,406               114,985

Patents, net                                                                                    28,019                15,320
                                                                                       ======================================
Total Assets                                                                               $ 6,143,492            $5,040,457
                                                                                       ======================================

Liabilities and shareholders' equity Current liabilities:
      Accounts payable                                                                     $   176,496            $  127,474
      Accrued payroll                                                                           64,040                54,130
                                                                                       --------------------------------------
Total current liabilities                                                                      240,536               181,604

Shareholders' equity:
      Common Stock, no par value:
                  Authorized shares--50,000,000
                  Issued and outstanding shares -- 5,436,596 at                             16,294,620            16,436,870
                     April 30, 1999 and 5,499,596 at Oct 31, 1999
      Unrealized gain/(loss) on investments                                                    (17,842)               (3,747)
      Deficit accumulated during the development stage                                     (10,373,822)          (11,574,270)
                                                                                       --------------------------------------
Total shareholders' equity                                                                   5,902,956             4,858,853
                                                                                       --------------------------------------

Total liabilities and shareholders' equity                                                 $ 6,143,492            $5,040,457
                                                                                       ======================================

The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)



                                                                                                           Period from
                                                                                                          June 27, 1984
                                             Three months ended October 31 Six months ended October 31     (Inception)
                                             ----------------------------  ---------------------------          to
                                                    1999       1998            1999         1998         October 31, 1999
                                             ----------------------------  ---------------------------   ----------------
Revenue:
      Net Sales                                    $80,016      $162,134      $120,199     $362,456          $1,295,683

Operating expenses:
      Cost of sales and product development        112,660       130,700       166,139      304,267           1,337,071
      Research and development                     290,383       329,495       589,060      600,164           7,440,011
      Sales and marketing                          152,950       210,713       287,901      429,360           3,500,241
      General and administrative                   180,785       126,327       380,592      227,042           2,975,805
                                             ----------------------------  -------------------------   -----------------
Operating loss                                    (656,762)     (635,101)   (1,303,493)  (1,198,377)        (13,957,445)

Other income:
      Interest income                               36,748       110,577       103,045      188,256           1,509,929
      Other income                                                                                            1,500,000
                                             ----------------------------  -------------------------   -----------------
Net Loss                                         ($620,014)    ($524,524)  ($1,200,448) ($1,010,121)       ($10,947,516)
                                             ============================  =========================   =================

Net loss per share - basic and diluted              ($0.11)       ($0.10)       ($0.22)      ($0.19)             ($4.07)
                                             ============================  =========================   =================
Weighted average number of common and
 common equivalent shares outstanding            5,468,166     5,390,176     5,452,300    5,385,609           2,692,787
                                             ============================  =========================   =================


The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                      Period from
                                                                                                                    June 27, 1984
                                                     Three months ended October 31   Six months ended October 31      (Inception)
                                                    ------------------------------------------------------------          to
                                                           1999        1998           1999           1998         October 31, 1999
                                                    ------------------------------------------------------------  -----------------
Operating activities
Net loss                                             $  (620,014)  $ (524,542)    $(1,200,448)    $(1,010,121)       $ (10,947,515)
Adjustments to reconcile net loss to
   net cash provided (used) in operating activities:
      Depreciation                                        12,160       16,160          23,067          35,532              643,802
      Amortization                                         6,350        6,350          12,700          12,700              120,698
      Loss on sale of equipment                              ---          ---             ---             ---                7,375
      Issuance of Common Stock for consulting
      services                                               ---          ---             ---             ---                3,413
      Changes in operating assets and liabilities:
         Accounts receivable                             (23,090)        (934)        (14,904)       (116,761)             (45,973)
         Inventories                                     (54,148)     (42,583)        (66,996)          5,229             (204,934)
         Prepaid expenses                                 27,563       12,200          58,973          42,763              (16,741)
         Accounts payable and accrued expenses           (11,580)      35,132         (49,022)         56,205              127,474
         Accrued payroll and related taxes                 5,446          762          (9,909)         (3,062)              54,131
         Deferred income                                     ---    1,500,000             ---        1,500,000                 ---
                                                    --------------------------------------------------------------   --------------
Net cash used in operating activities                   (657,313)   1,002,545      (1,246,539)        522,485          (10,258,270)

Investing activities
Patent expenditures                                          ---          ---             ---             ---             (136,017)
Purchase of investments                                 (388,464)  (1,989,837)       (868,964)     (2,232,797)         (37,963,053)
Sales and maturity of investments                        775,405      562,908       2,312,758         823,281           34,766,261
Purchase of property and equipment                       (59,701)         ---         (67,646)         (3,306)            (787,021)
Proceeds from sale of equipment                              ---          ---             ---           3,463               21,663
                                                    --------------------------------------------------------------   --------------
Net cash provided (used) in investing activities         327,290   (1,426,929)      1,376,198      (1,409,359)          (4,098,117)

Financing activities
Net proceeds from issuance of
Convertible Preferred Stock                                  ---          ---             ---             ---             4,848,258
Net proceeds from issuance of Common Stock               142,250        7,000         142,250          11,500            10,955,794
                                                    --------------------------------------------------------------   --------------
Net cash provided by financing activities                142,250        7,000         142,250          11,500            15,804,052
                                                    --------------------------------------------------------------   --------------

(Decrease) increase in cash and cash equivalents        (187,773)    (417,384)        271,909        (875,374)            1,447,615
Cash and cash equivalents at beginning of period       1,635,438    1,468,707       1,175,756       1,926,697                   ---
                                                    --------------------------------------------------------------   --------------
Cash and cash equivalents at end of period           $ 1,447,615   $1,051,323     $ 1,447,615     $ 1,051,323        $    1,447,615
                                                    ==============================================================   ==============


The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                October 31, 1999


1.    Organization and Description of Business

      Medwave, Inc. (the Company), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults, and in the development of related technology and products. Utilizing the Company's proprietary technology, the Vasotrac(R) system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held device is based upon the technology used in the Vasotrac(R) system.


2.    Basis of Presentation

      The financial information presented as of October 31, 1999 has been prepared from the books and records without audit. Financial information as of April 30, 1999 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs seventeen full-time employees and two part-time employees. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, blood pressure measurement and monitoring system. Utilizing proprietary technology, the Company's Vasotrac(R) system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that continual blood pressure readings and non-invasive features of the Vasotrac(R) system make it the most advanced approach to blood pressure monitoring. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held unit is based on the technology used in the Vasotrac(R) system.

The Company has incurred an accumulated deficit of $(11,574,270) from its inception through October 31, 1999. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac(R) system and/or related technology. However, there can be no assurance that the Vasotrac(R) system or related products will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

The Company recognized in 1997 that it had to enhance its distribution channel. The Company attempted to add dealer partners; however, due to long sales cycles, product user interface issues, and poor sales and marketing direction, success of the Vasotrac(R) was dependent on either an individual sales representative or a dealer partner to self promote and position the Vasotrac(R) product. Most of the Company's original distribution agreements have expired or have been terminated.

The Company released its enhanced Vasotrac(R) 205A during the American Society of Anesthesiologists Meeting in Dallas, Texas, in October, 1999. The Vasotrac(R) 205A sets up quickly and is designed to be easier to use than the earlier version of the Vasotrac(R) which the 205A replaces. Response from the physicians attending the meeting was favorable. In addition, the Company conducted numerous meetings with potential business partners during this meeting. The purpose of these meetings was to discuss both distribution and OEM arrangements. As a result, numerous meetings have occurred since, and the Company is intent on partnering with distribution companies who have nationwide coverage and a focus on critical care, operating room and cardiology market segments in the hospital market. The structure of the Company's sales organization will be one of creating three regional Business Units, with full business responsibility for managing the business processes in their assigned geography. In addition, the Business Units will partner with distribution company(ies) in an effort to drive Vasotrac(R) sales, support customers, and provide business direction. The Company will have the Business Units focus only on the hospital market segments for the majority of calendar year 2000. The Company will also attempt to enter specific international markets during calendar year 2000; however, success of this will be dependent on several factors including, but not necessarily limited to, international distribution partnerships, local country regulatory requirements, and Company focus.

A critical success factor for the Company is the Company's ability to develop comprehensive education tools for distribution partners, employees and end-users. As with any medical sensor, proper sensor placement is critical to successful performance. However, the Company believes with development of educational material focused on blood-pressure monitoring in general, and on how blood-pressure monitoring is best accomplished using the Vasotrac(R) system, it will assist in establishing market acceptance for the Vasotrac(R) system.

The Company has re-submitted its hand-held blood-pressure monitor to the U.S. Food and Drug Administration for 510(K) clearance. The Company believes that this product will have a place in the "professional market" where clinical professionals can use the hand-held unit in obtaining spot blood-pressure readings on patients with improved accuracy and comfort. The first phase of market release will be targeted to the hospital market; it is anticipated that this will be possible in the spring of 2000. Second phase release will be outside the hospital environment. The Company will search for the appropriate distribution partners for this environment; it is anticipated that this will be different from the hospital based distribution partner(s).

The Company is in the process of performing feasibility studies regarding other development projects which will use the core technology of the Vasotrac(R) and hand-held products.

The Company's goal moving forward, will be to emerge as a recognized alternative for non-invasive blood-pressure monitoring. In order to accomplish this, the Company will be expected to offer solutions not presently available in monitoring a patient's blood-pressure non-invasively.

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

Cash and cash equivalents, and short and long-term investments are being used primarily to finance continued clinical testing of the Vasotrac(R) system, for manufacturing and marketing, to conduct additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,200,000 for research and development. Specifically, the funds are expected to be used to develop an improved sensor and to sustain engineering support for manufacturing and for the continued development of hand-held unit. No significant amount of equipment is expected to be required. Company believes that the cash, cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately one and one-half years from October 31, 1999. If the development and marketing process for the Vasotrac System does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.


Results of Operations

The results of operations compares the three months and six months ended October 31, 1999 and 1998, respectively. The analysis of liquidity and capital resources compares October 31, 1999 to April 30, 1999.

Operating revenue was $80,000 and $162,000 for the quarter ended October 31, 1999 and 1998, respectively. Operating revenue was $120,000 and $362,500 for the six months ended October 31, 1999 and 1998, respectively. The operating revenue decrease was attributed to the Company's focus on the development of its enhanced Vasotrac(R), as previously described.

Cost of sales and product development was $113,000 and $130,500 for the quarter ended October 31, 1999 and 1998, respectively. Cost of sales and product development was $166,000 and $304,000 for the six months ended October 31, 1999 and 1998, respectively. The cost of sales and product development decrease was attributed to a decrease in the number of units sold.

The Company incurred $290,000 and $329,500 for research and development expenses for the quarter ended October 31, 1999 and 1998 respectively. The Company incurred $589,500 and $600,000 for research and development expenses for the six months ended October 31, 1999 and 1998, respectively. The research and development expense decrease was primarily attributed to the completion of the Multi-Center study in January 1999.

The Company incurred $153,000 and $210,500 for sales and marketing expenses for the quarter ended October 31, 1999 and 1998, respectively. The Company incurred $288,000 and $429,500 for sales and marketing expenses for the six months ended October 31, 1999 and 1998 respectively. The sales and marketing expense decrease was attributable to the decrease in the number of sales representatives employed by the Company as the Company focused on the development of the enhanced Vasotrac(R).

The Company incurred $181,000 and $126,500 for general and administrative expenses for the quarter ended October 31, 1999 and 1998, respectively. The Company incurred $380,500 and $227,000 for the six months ended October 31, 1999 and 1998 respectively. The increase in general and administrative expenses was primarily attributable to fees paid to the Company's investment banking firm retained to explore strategic alternatives for the Company and its shareholders and fees for a search team in the Company's hiring of a new president.

Interest income was $36,500 and $110,500 for the quarter ended October 31, 1999 and October 31, 1998, respectively. Interest income was $103,000 and $188,000 for the six months ended October 31, 1999 and 1998 respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the Company uses its investment accounts to fund operations.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $4,642,500 and $5,800,500 at October 31, 1999 and April 30, 1999, respectively.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately one and one-half years from October 31, 1999. The Company has no significant capital expenditure commitments.

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

In the reasonable worst case scenario, the Company's suppliers and customers would experience delays in filling orders, making payments or other Year 2000 problems that may adversely affect the Company. Contingency plans are being prepared, where necessary, to minimize any significant exposures from the failure of third parties to be Year 2000 compliant. These plans include development of back-up procedures, identification of alternate suppliers, and an assessment of the need for increases in inventory levels.

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

ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES
   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable

ITEM 5.  OTHER INFORMATION

Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in the Company's other filings with the SEC, have affected, and in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac(R) system or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products, the Company's success in creating effective distribution channels for its products, the Company's ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  See Exhibit Index on Page Following Signatures

         (B)      REPORTS ON FORM 8K:
                  No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1999



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     December 15, 1999              Medwave, Inc.

                                         /s/ Timothy O'Malley
                                    By:  Timothy O'Malley
                                         President and Chief Executive Officer

                                         /s/ Mark T. Bakko
                                         Mark T. Bakko
                                         Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                OCTOBER 31, 1999




Exhibit No.                Description

10.1 Letter agreement of employment with Timothy O'Malley dated September 9, 1999 and amendment dated September 16, 1999.