Form 10-Q
period 2000-01-31
MEDWAVE INC
filed 2000-03-16
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 2000; or

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

As of February 28, 2000, the issuer had 5,499,596 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                        Page


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - April 30, 2000 and January 31, 2000               2

           Statements of Operations - Three Months Ended January 31, 2000     3
            and 1999, Nine Months Ended January 31, 2000 and 1999, and Period from June 27, 1984 (Inception) to January 31, 2000

           Statements of Cash Flows - Three Months Ended January 31, 2000     4
            and 1999, Nine Months Ended January 31, 2000 and 1999,  and
            Period from June 27, 1984 (Inception) to January 31, 2000


           Notes to Financial Statements                                      5


  Item 2.  Management's Discussion and Analysis of Financial Condition        5
            and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         8

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  9

  Item 2.  Changes in Securities                                              9

  Item 3.  Defaults Upon Senior Securities                                    9

  Item 4.  Submission of Matters To A Vote of Security Holders                9

  Item 5.  Other Information                                                  9

  Item 6.  Exhibits and Reports on Form 8-K                                  10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                          April 30,           January 31,
                                                                                            1999                 2000
                                                                                       --------------------------------------
                                                                                         (see note 2)        (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                            $ 1,175,756            $1,952,699
      Short term investments                                                                 2,785,672               358,724
      Accounts receivable                                                                       31,069               225,966
      Inventories                                                                              137,938               151,852
      Prepaid expenses                                                                          75,714               109,952
                                                                                       --------------------------------------
Total current assets                                                                         4,206,149             2,799,193

Investments                                                                                  1,838,918             1,610,670

Property and equipment:
      Research and development equipment                                                       237,136               225,060
      Office Equipment                                                                         111,745               115,757
      Manufacturing and engineering equipment                                                   65,259               129,021
      Sales and marketing equipment                                                             59,927                51,536
      Leasehold improvements                                                                    31,613                31,613
                                                                                       --------------------------------------
                                                                                               505,680               552,987
      Accumulated depreciation                                                                (435,274)             (453,629)
                                                                                       --------------------------------------
                                                                                                70,406                99,358

Patents, net                                                                                    28,018                12,663
                                                                                       ======================================
Total Assets                                                                               $ 6,143,491            $4,521,884
                                                                                       ======================================
Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                                       $ 176,496             $ 242,185
      Accrued payroll                                                                           64,040                58,055
                                                                                       --------------------------------------
Total current liabilities                                                                      240,536               300,240

Shareholders' equity:
      Common Stock, no par value:
                  Authorized shares--50,000,000
                  Issued and outstanding shares -- 5,436,596 at                             16,294,620            16,436,870
                     April 30, 1999 and 5,499,596 at Jan 31, 2000
      Unrealized gain/(loss) on investments                                                    (17,842)              (21,990)
      Deficit accumulated during the development stage                                     (10,373,822)          (12,193,236)
                                                                                       --------------------------------------
Total shareholders' equity                                                                   5,902,956             4,221,644
                                                                                       --------------------------------------
Total liabilities and shareholders' equity                                                 $ 6,143,492            $4,521,884
                                                                                       ======================================

The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                   Period from
                                                                                                   June 27, 1984
                                      Three months ended January 31  Nine months ended January 31  (Inception)
                                      -----------------------------  ----------------------------      to
                                              2000           1999          2000          1999    January 31, 2000
                                         -------------------------  --------------------------  ----------------
Revenue:
  Net Sales                               $250,824        $94,999      $371,023      $457,455        $1,546,507

Operating expenses:
  Cost of sales and product development    278,678         92,148       444,838       396,415         1,615,749
  Research and development                 265,320        302,099       854,380       902,263         7,705,331
  Sales and marketing                      239,854        229,571       527,735       658,931         3,740,095
  General and administrative               161,930        128,145       542,523       355,187         3,137,735
                                         -------------------------  --------------------------  ----------------
Operating loss                            (694,958)      (656,964)   (1,998,453)   (1,855,341)      (14,652,403)

Other income:
  Interest income                           75,994        104,079       179,039       292,335         1,585,923
  Other income                                 ---            ---           ---           ---         1,500,000
                                         =========================  ==========================  ================
Net Loss                                 ($618,964)     ($552,885)  ($1,819,414)  ($1,563,006)      (11,566,480)
                                         =========================  ==========================  ================

Net loss per share - basic and diluted     $ (0.11)       $ (0.10)      $ (0.33)      $ (0.29)          $ (4.22)
                                         =========================  ==========================  ================
Weighted average number of common and
  common equivalent shares outstanding   5,499,596      5,400,350     5,468,127     5,390,572         2,738,122
                                         =========================  ==========================  ================

The accompanying notes are an integral part of these financial statements.


                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                   June 27, 1984
                                                       Three months ended Jan 31       Nine months ended Jan 31     (Inception)
                                                   ------------------------------------------------------------          to
                                                         2000           1999               2000           1999    January 31, 2000
                                                   ------------------------------------------------------------  ------------------
Operating activities
Net loss                                           $ (618,964)    $ (552,885)       $(1,819,414)   $(1,563,006)  $ (11,566,480)
Adjustments to reconcile net loss to
 net cash provided (used) in operating activities:
  Depreciation                                         18,398         15,089             41,465         50,621         662,200
  Amortization                                          2,655          6,350             15,355         19,050         123,353
  Loss on sale of equipment                               ---            ---                ---            ---           7,375
  Issuance of Common Stock for consulting services        ---            ---                ---            ---           3,413
  Changes in operating assets and liabilities:
     Accounts receivable                             (179,993)        93,274           (194,897)       (23,487)       (225,966)
     Inventories                                       53,082         35,959            (13,914)        41,188        (151,852)
     Prepaid expenses                                 (93,211)       (73,931)           (34,238)       (31,168)       (109,952)
     Accounts payable and accrued expenses            114,711         38,614             65,689         17,591         242,185
     Accrued payroll and related taxes                  3,925        (12,869)            (5,984)         9,807          58,055
     Deferred income                                      ---            ---                ---      1,500,000             ---
                                                   ------------------------------------------------------------  --------------
Net cash used in operating activities                (699,397)      (450,399)        (1,945,938)        20,596     (10,957,669)

Investing activities
Patent expenditures                                       ---            ---                ---            ---        (136,017)
Purchase of investments                              (422,493)      (873,954)        (1,291,457)    (3,106,751)    (38,385,546)
Sales and maturity of investments                   1,632,511      1,763,874          3,945,272      2,645,797      36,398,775
Purchase of property and equipment                     (5,567)         3,576            (73,214)        (6,882)       (792,589)
Proceeds from sale of equipment                           ---            ---                ---          3,463          21,663
                                                   ------------------------------------------------------------  --------------
Net cash provided (used) in investing activities    1,204,451        893,496          2,580,601       (464,373)     (2,893,714)

Financing activities
Net proceeds from issuance of Convertible
  Preferred Stock                                         ---            ---                ---            ---       4,848,258
Net proceeds from issuance of Common Stock                ---         26,250            142,250         37,750      10,955,794
                                                   ------------------------------------------------------------  --------------
Net cash provided by financing activities                 ---         26,250            142,250         37,750      15,804,052
                                                   ------------------------------------------------------------  --------------

(Decrease) increase in cash and cash equivalents      505,054        469,347            776,913       (406,027)      1,952,669
Cash and cash equivalents at beginning of period    1,447,615      1,051,323          1,175,756      1,926,697             ---
                                                   ============================================================  ==============
Cash and cash equivalents at end of period         $1,952,669     $1,520,670         $1,952,669     $1,520,670     $ 1,952,669
                                                   ============================================================  ==============

The accompanying notes are an integral part of these financial statements.

                                       4

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                January 31, 2000


1.    Organization and Description of Business

      Medwave, Inc. (the Company) is a development stage enterprise engaged exclusively in the development, manufacturing and marketing of a proprietary, non-invasive system that continually monitors arterial blood pressure of adults and in the development of related technology and products.

2.    Basis of Presentation

      The financial information presented as of January 31, 2000 has been prepared from the books and records without audit. Financial information as of April 30, 1999 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs eighteen full-time employees and one part-time employee. Since its inception, the Company has been engaged exclusively in the development of a non-invasive, blood pressure measurement and monitoring system. Utilizing proprietary technology, the Company's Vasotrac(R) system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that continual blood pressure readings and non-invasive features of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held unit is based on the technology used in the Vasotrac system.

The Company has incurred an accumulated deficit of $(12,193,236) from its inception through January 31, 2000. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful implementation of its strategic and operating plans. However, there can be no assurance that the Vasotrac(R) system or other related products in development can be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In January of 2000, the Company entered into a US based nationwide distribution agreement with Critical Care Concepts, a hospital based medical device and supplies sales and marketing Company. Critical Care Concepts (3Ci) has approximately 100 sales people in most major geographic regions of the United States. Medwave's Vasotrac APM205A becomes one of only a few products represented by 3Ci having a "premier status" associated with it, which means 3Ci's sales people are compensated higher for the sale of a Vasotrac than they are for other products. In addition, as this is a mutually exclusive agreement, 3Ci will not represent any other non-invasive blood pressure product, and Medwave will only use 3Ci for distribution of its Vasotrac product to the US hospital based market. In addition, Medwave completed the restructuring of its own sales organization by forming three regional business units. Three managers with a history of success in the medical device industry have been hired for these positions, in an attempt to drive a sales channel model focused on hospitals, doctor's offices, non-traditional health care settings, and eventually the homecare segment. The Company also secured an agreement with E-Wha International, a medical device distribution company in Seoul, South Korea. This agreement also focuses in the hospital based segment. Medwave expects sales to commence in the South Korean market as soon as local regulatory approvals are received, which are expected to take approximately 6 months, from the end of the Company's third quarter, to complete. In the future, the Company expects to enter into similar agreements in a variety of European and Pacific countries.

As a part of its strategic plan, the Company has defined three distinct phases it will enter to address these various segments. Presently the Company is focused in phase one, the hospital based segment. The Company expects to enter phase two of its plan later this year by entering the physician market and the outside-the-hospital market. Phase three is the homecare and consumer market.

Considered a critical success factor, the Company has started and expects to release the first in a series of extensive training aids for users of its products. The Company will release a clinical reference guide later in the year, designed to educate the healthcare provider about blood pressure issues, including optimal ways to monitor using the Vasotrac System. Later this year, plans are in place to further develop the Company's web site to include educational material and other reference material.

A comprehensive training program was completed with the entire 3Ci sales organization during January and February. As noted in the past, proper placement of a medical sensor is critical to proper performance. This was stressed during the sales training. Most sales people appear to have been able to successfully handle the issue of proper placement without great difficulty.

The Company is working on a revised handheld blood pressure measurement product. The specified performance of this product will allow it to store patient data over the duration of a traditional nursing shift for numerous patients. It will then allow the care giver to download the data which has been collected into a PC based system already in use at a central location. The Company will be required to re-submit a 510K application for pre-market approval for this revised product to the US Food and Drug Administration prior to market release. There can be no assurance that approval will be received or when it will be received. The Company hopes to launch this product to the hospital based market segment later this year. After release to the hospital market, and in conjunction and as a part of entry into the professional market, the Company will enter the outside-the-hospital market (excluding homecare) with the handheld product. In order to facilitate the above activity and strict product release timelines with the handheld product, the Company has retained the services of an industrial design firm specializing in medical and handheld devices and instruments.

As a part of the design criteria of the handheld project, the product must be compatible with standard communication means. Therefore, successful entry into phase three, the consumer/homecare market, is dependent on a successful final design. The intent is to allow homecare based patients to take their own blood pressure using the Medwave handheld product. Once they take their blood pressure, they will cradle the unit, and download data directly to a physicians web site, or database, for professional analysis. Therefore, the handheld product must be able to communicate via the internet, from virtually any location. The Company does not expect to enter this phase until at least the middle of calendar year 2001.

Several other product development projects have been initiated using the core technology of the Vasotrac System to drive product expansion. Some of these solutions will include: sensor options, mobile blood pressure capability, and enhanced signal processing capabilities specific to blood pressure monitoring.

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

Cash and cash equivalents, and short and long-term investments are being used primarily to finance continued clinical testing of the Vasotrac system, for manufacturing and marketing, to conduct additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,300,000 for research and development. Specifically, the funds are expected to be used to develop the handheld product, to sustain engineering support for manufacturing, and for continued development of the Vasotrac System. No significant amount of equipment is expected to be required. Even assuming limited sales, the Company believes that its cash, cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately one year from January 31, 2000. If the development process for the system does not proceed as expected because significant product design changes are required to achieve market acceptance or unexpected difficulties are encountered in attaining cost-effective manufacturability, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expenses could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and nine months ended January 31, 2000 and 1999, respectively. The analysis of liquidity and capital resources compares January 31, 2000 to April 30, 1999.

Operating revenue was $250,800 and $95,000 for the quarter ended January 31, 2000 and 1999, respectively. Operating revenue was $371,000 and $457,500 for the nine months ended January 31, 2000 and 1999, respectively. The operating revenue increase for the quarter was due to an increase in per unit revenue as the Company switched from an employee sales force to a dealer network. The dealer sales have been primarily dealer demonstration units to be used by the dealer's employees in the sales process. The operating revenue decrease for the nine months was primarily due to the Company's decreased sales effort in the first and second quarters as the Company focused on the development of the enhanced Vasotrac system which was released in October 1999.

Cost of sales and product development was $278,700 and $92,100 for the quarter ended January 31, 2000 and 1999, respectively. Cost of sales and product development was $444,800 and $396,400 for the nine months ended January 31, 2000 and 1999, respectively. The cost of sales and product development increase for the quarter was attributable to an increase in the number of units sold. The costs of sales and product development increase for the nine months was also attributed to the increase in total number of units sold during the third quarter and the costs of starting the manufacturing of the enhanced version of the Vasotrac. Costs associated with the Company's development of the handheld product and enhanced Vasotrac system are reflected in the Company's research and development expense.

The Company incurred $265,300 and $302,100 for research and development expenses for the quarter ended January 31, 2000 and 1999, respectively. The Company incurred $854,400 and $902,300 for research and development expenses for the nine months ended January 31, 2000 and 1999, respectively. The research and development expense decrease was primarily attributed to the completion of a multi-center study for the Vasotrac system in January 1999.

The Company incurred $239,900 and $229,600 for sales and marketing expenses for the quarter ended January 31, 2000 and 1999, respectively. The Company incurred $527,800 and $658,900 for sales and marketing expenses for the nine months ended January 31, 2000 and 1999, respectively. The sales and marketing expense increase for the quarter was primarily attributed to the hiring of additional sales and marketing personal as discussed previously. The sales and marketing expense decrease for the nine months was attributable to the decrease in the number of sales representatives employed by the Company during the first six months of the year, as the Company focused on the development of the enhanced Vasotrac.

The Company incurred $161,900 and $128,100 for general and administrative expenses for the quarter ended January 31, 2000 and 1999, respectively. The Company incurred $542,500 and $355,200 for the nine months ended January 31, 2000 and 1999, respectively. The general and administrative expense increase was attributable to the hiring of a new president and a general increase in expenses.

Interest income was $76,000 and $104,100 for the quarter ended January 31, 2000 and January 31, 1999, respectively. Interest income was $179,000 and $292,300 for the nine months ended January 31, 2000 and 1999, respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the result of the Company use of its investments to fund operations.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $3,922,100 and $5,773,300 at January 31, 2000 and April 30, 1999, respectively.

With the cash and cash equivalents, and short- and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately one year from January 31, 2000.
The Company has no significant capital expenditure commitments.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES
   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   a) On January 13, 2000, the Company held its annual meeting of shareholders. The Company's shareholders elected the following five persons as directors, each to serve until the next annual meeting of shareholders or until their successor is elected and qualified:

Election of Directors                 Votes For             Votes Withheld
-------------------------------------------------------------------------------
G. Kent Archibald                     4,600,293                48,050
William Corneliuson                   4,600,443                47,900
Norman Dann                           4,600,443                47,900
Keith Libbey                          4,600,443                47,900
Timothy O'Malley                      4,600,443                47,900

   b) A proposal to set the number of directors at five was adopted by a vote of 4,606,693 shares in favor, with 36,400 shares against, 5,250 shares abstaining and no broker non-votes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   (A)      EXHIBITS:
            See Exhibit Index on Page Following Signatures
   (B) REPORTS ON FORM 8K:
                  A report on Form 8-K was filed by the Company on November 5, 1999, reporting under Item 5 the dates by which shareholder proposals to be acted upon at the 1999 annual meeting of shareholders were required to be received by the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 15, 2000                  Medwave, Inc.

                                          /s/ Timothy O'Malley
                                     By:  Timothy O'Malley
                                          President and Chief Executive Officer

                                          /s/ Mark T. Bakko
                                          Mark T. Bakko
                                          Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                JANUARY 31, 2000




Exhibit No.        Description
-----------        -----------
10.1               Critical Care Concepts Distributor Agreement

27                 Financial Data Schedule (filed in electronic format only)