Form 10-K405
period 2000-04-30
MEDWAVE INC
filed 2000-07-25
CIK 876043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   [X]         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING APRIL 30, 2000

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   [ ]         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                              TO
               -----------------------------     ------------------------------

                         COMMISSION FILE NUMBER: 0-28010

                                  MEDWAVE, INC.
             (Exact name of Registrant as specified in its charter)

         MINNESOTA                                    41-1493458
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

             4382 ROUND LAKE ROAD WEST, ARDEN HILLS MINNESOTA 55112
               (Address or principal executive offices, zip code)

Registrant's telephone number, including area code:  (651) 639-1227

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock in the over-the-counter market as reported by the Nasdaq Stock Market, Inc. on June 30, 2000, was approximately $24,618,627. Shares held by officers, directors, and persons who own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of June 30, 2000, 5,499,596 shares of Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

PART I
         ITEM 1   BUSINESS...............................................................................3
         ITEM 2   PROPERTIES............................................................................14
         ITEM 3   LEGAL PROCEEDINGS.....................................................................14
         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................14



PART II
         ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............................14
         ITEM 6   SELECTED FINANCIAL DATA...............................................................15
         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.......................................16
         ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................18
         ITEM 8   FINANCIAL STATEMENTS..................................................................18
         ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE..............................................................37


PART III
         ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................37
         ITEM 11  EXECUTIVE COMPENSATION................................................................39
         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................40
         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................42



PART IV
         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K...................................................................................42



MEDWAVE(R), VASOTRAC(R), VASOTRAX(TM) ARE TRADEMARKS OF THE COMPANY.


Forward Looking Statements

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "ESTIMATE", "CONTINUED" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1.

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


                                    BUSINESS
GENERAL

The Company is a development stage company that currently employs seventeen (17) full-time employees and one part-time employee. Since its inception, the Company has been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure. Utilizing the Company's proprietary technology, the Vasotrac(R) APM205A system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In addition, the Company has also completed the design of a hand-held blood pressure measurement device. This hand-held unit is based on the technology used in the Vasotrac system. The Company re-submitted a 510(k) notification to the US Food and Drug Administration in June 2000 for the hand-held unit. For additional information, see "Reliance on Single Product."

During the year, the Company completed the project to make improvements to the Vasotrac system and introduced the enhanced Vasotrac system in October 1999. Since then the Company has signed numerous distribution agreements in several major markets throughout the world. These improvements were done principally to meet customer needs for greater ease of use for the Company's Vasotrac system. In addition, the Company has completed the design of the Vasotrax(TM), which is the Company's hand-held blood pressure monitor. The Company expects to perform market introductions of the hand-held unit later this calendar year. The Company has incurred an accumulated deficit of $12,926,765 from its inception through April 30, 2000. Additional losses resulting from development, testing, regulatory compliance, sales, and other expenses are expected to continue to be incurred by the Company at least until it emerges from the development stage.

The Company has financed its activities through the Company's initial public offering (IPO) in November 1995, and a series of earlier private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to the Company's IPO in November, 1995. In addition, on March 6, 1998, the Company completed a private placement that raised approximately $2,990,000.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and the Vasotrax hand-held unit as well as related technology. However, there can be no assurance that the Company's products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In late December 1999, the Company entered into an exclusive distribution agreement with 3Ci of Atlanta, Georgia, a national hospital based distributor sales company with approximately 100 sales consultants, for selling the Vasotrac system to the hospital market in the United States. 3Ci is primarily focused in the critical care and operating room departments of the hospital market. Although market visibility for the Vasotrac system from this relationship is noticeably higher than before, the Company has yet to see the order flow which would indicate successful market entry.

In addition, between February 2000 and July 2000 the Company has entered into several international distribution agreements in Germany, Italy, Japan, South Korea, and Taiwan. In the foreign markets, the Company is currently working with the distributors to obtain the necessary government clearances to be able to sell a medical device in those countries. In June 2000, the Company signed an agreement with Nihon Kohden of Tokyo, Japan. Nihon Kohden is a very well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. Nihon Kohden and the Company will work together to prepare the necessary requirements to obtain Ministry of Health approval, which is required prior to sales commencing in the Japanese market. As part of the agreement between the Company and Nihon Kohden, Nihon Kohden issued a purchase order valued at $250,000, which will be completely fulfilled at the time of Ministry of Health approval. A portion of this order will be pre-paid by December 2000, regardless of Ministry of Health status.

The Company focused on building a dealer network so that the Company could seek nationwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building the Company's own employee sales force. The success of the Company's product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets. At this time, dealers have not consistently demonstrated that they will be successful.

Feedback from the dealers and from clinicians indicates that the enhanced Vasotrac system is much easier to use than the previous configuration. However, the Company has limited experience with its distribution arrangements and there can be no assurance that the Company will be able to successfully implement or effectuate these arrangements or other such arrangements. The initial response regarding the Vasotrax hand-held unit, from focus groups, and limited showings has been favorable. However, the Company must establish distribution arrangements, and complement those arrangements with a number of "in house" experts. The Vasotrax hand-held product will be targeted at the pre-hospital (EMT and EMS market), the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices).

The Company's short-term and long-term investments are being used primarily to continue clinical testing of the Vasotrac system, Vasotrax hand-held unit and related technologies, to continue manufacturing and marketing, and to conduct any additional research and product development efforts that may be necessary. The Company anticipates incurring significant additional losses from further development, testing, regulatory compliance and sales and marketing expenses for the foreseeable future. Over the next twelve months, the Company expects to spend in excess of $1,100,000 for research and development, including amounts expected to be spent on clinical trials. Specifically, the funds are expected to be used to develop alternative sensors (including sensors for use on pediatrics) and to sustain engineering support for manufacturing start-up and for the continued development of the hand-held unit. In addition, the Company expects to spend approximately $200,000 for equipment, which would include tooling for production manufacturing scale-up. The Company spent $1,122,247, $1,230,072, and $1,033,145 on research and development expense for fiscal years ending 2000, 1999, and 1998 respectively. Even assuming limited sales, the Company believes that its current investments will allow the Company to meet its cash requirements for approximately one year from April 30, 2000. If the development process for the Company's products does not proceed as expected due to significant product design changes, market acceptance difficulties, unexpected difficulties in attaining cost-effective manufacturability or higher than expected sales and marketing costs, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and/or other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

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

In October 1999, the Company hired a new CEO, Tim O'Malley. The new CEO has a sales and marketing background and he is now focusing the Company on the marketing of its products.

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

Most non-invasive blood pressure measurement techniques utilize a manually operated occlusive cuff around the upper arm. A relatively simple blood pressure instrument, called a sphygmomanometer, contains a cuff connected to an air pump and pressure gauge. The cuff is inflated to a pressure above that of systolic pressure until the brachial artery is occluded, and then deflated at a typical rate of two to four millimeters of mercury per heartbeat. During inflation and deflation, the clinician must listen to the pulse in the brachial artery. Upon hearing and properly interpreting the appropriate sounds, the clinician records the pressures shown on the gauge. The cuff pressure occurring simultaneously with certain observed events within the circulatory or cuff systems are taken as the systolic and diastolic pressures. This process may take several minutes to complete, and in some patients will cause significant discomfort due to the squeezing of the cuff around the upper arm. The Vasotrax hand-held unit appears to have several advantages over a traditional sphygmomanometer. The Vasotrax can produce a reading in approximately 15 seconds, whereas the sphygmomanometer may take several minutes to produce a reading. Patient comfort is improved as the Vasotrax does not occlude the artery as the sphygmomanometer will. In addition, in the future the Vasotrax will be capable of storing approximately 200 patient readings and with up to 16 different patients.

An automated system that performs these functions is commonly used in critical care and operating room settings. The automated non-invasive blood pressure monitoring market is currently dominated by the Dinamap(R) product, marketed by Critikon, Inc. The Dinamap(R) provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap(TM) product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer from frequent cuff inflations. In addition, with cuff-based systems, arm circulation is occluded during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines, and arm bruising and sleep interruption may occur.

In contrast to the sphygmomanometer and other cuff-based systems, the Company's Vasotrac system and the Vasotrax hand-held unit require no inflatable cuff but instead contains a unique pressure sensor that is placed on the wrist. The Company believes that the Vasotrac system and the Vasotrax hand-held unit have a number of advantages over cuff-based systems, primarily continual monitoring of blood pressure through measurements taken approximately every fifteen heartbeats and improved patient comfort.

Cuff-based systems may offer some advantages over the Company's Vasotrac system and the Vasotrax hand-held unit. Given differences in individual bone construction, body weight, and physical condition, the product may not provide accurate readings or be usable on all patients. Contraindications for the product include patients on cardiopulmonary bypass, patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible which may occur with severe arterial restrictions, and pediatric use. To date, the Company has not detected any significant patient complications that are caused by the system. However, as with any relatively new medical device, complications may become manifest as the device is used on a greater number of patients with different characteristics and under various conditions. Finally, the Company must overcome the resistance of the medical community to the introduction of new techniques or technology. The Company believes that this resistance may be exacerbated due to the lack of market acceptance of previous, unsuccessful efforts of other companies to introduce accurate, continuous, non-invasive blood pressure monitors and because the blood pressure cuff has been in use for more than 100 years.

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

PRODUCT DESCRIPTION

The Company believes that the continual blood pressure readings, and the efficacious and non-invasive qualities of the Company's Vasotrac system make it a new approach to adult blood pressure monitoring. The system is designed to assist clinicians in the therapeutic management of their patients by providing frequently updated blood pressure readings in an easily obtained and comfortable manner. This microprocessor-controlled system consists of (i) a liquid crystal display, LED displays, a Central Processing Unit and a key pad housed in an aluminum case, (ii) a patient cable, and (iii) a pressure sensor. The Company requires that the sensors be changed at a minimum of every six months.

The Vasotrac system monitors blood pressure using as a key component a pressure sensor placed on the wrist over the radial artery, a main artery in the arm. The pressure sensor in the Vasotrac system is a replaceable component. Over five hundred (500) of the Company's Vasotrac system monitors have been used for clinical studies and laboratory experiments, by the sales representatives, and by customers. The monitor has no moving parts and is composed of standard, off-the-shelf components. Although these monitors have been subject to electrical testing of various duration, no end-of-life failures have been determined. The sensor and motor assembly are the only moving parts of the Vasotrac system and, as such, they are receiving the most attention from the Company for life testing. The Company has configured testing equipment for use in conjunction with the Vasotrac system to exercise these components continuously in an unattended mode. Testing and evaluation of these components are still in process.

The Vasotrac system and the Vasotrax hand-held unit utilizes proprietary technology of the Company, which applies pressure to the artery as the pressure waveforms are measured by the sensor. Then, the Company's proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, and mean readings of blood pressure approximately every fifteen heartbeats. The Vasotrac system displays systolic, diastolic, and mean blood pressure in millimeters of mercury (mmHg) as well as heart rate in beats per minute. The Vasotrax hand-held unit displays systolic and diastolic blood pressure as well as pulse rate. These values are displayed after the clinical user manually presses the Vasotrax on the subject's radial artery for approximately 15 seconds.

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

The Company's research and development of its hand-held blood pressure measurement device may result in a product that has sales potential both in the professional market (doctors, nurses, and medical technicians) and in the consumer market. The Company has finished development of its Vasotrax hand-held unit, has submitted a 510(k) review to the United States Food and Drug Administration, and has plans to release the Vasotrax to the United States market at several trade shows beginning in August 2000. This device is designed to make accurate blood pressure and pulse rate measurements without using a cuff or stethoscope. To use the device, the clinician presses the device against the wrist with increasing force. In about fifteen seconds, the device will display the blood pressure and pulse rate. The Company has shown the Vasotrax hand-held unit to clinicians at Company sponsored market focus groups, as well as at recent industry trade shows. The initial response to this product has been very favorable. The technology employed in the hand-held device may be useful in developing products for other markets. Currently the Company does not have suitable distribution channels for the potential markets for the hand-held unit and there can be no assurance that the Company will be able to implement or effectuate suitable arrangements for such markets.

CLINICAL STUDIES

The Company has conducted clinical studies for three purposes: (i) to aid the product development process, (ii) to obtain data for submission to the Regulatory Agencies, and (iii) to help the Company prepare marketing and sales information to promote greater awareness of the Vasotrac system and Vasotrax hand-held unit. Two standards of comparison have been used, the automated cuff and the arterial line (A-line). The automated cuff clinicals did not allow synchronization of measurements between the cuff and the Company's system because of the different number of heartbeats required to produce readings for each method. Further, the cuff does not meet the accuracy objectives that the Company has set for the Vasotrac system and Vasotrax hand-held unit. For these reasons, the cuff proved to be of limited utility in the Company's studies. However, these studies were useful in the initial development process for the Company's products.

In contrast to automated cuffs, A-lines are believed to provide more accurate blood pressure measurements. Further, the A-line studies allow for data synchronization. By inserting an arterial catheter in the radial artery on one wrist and by placing the Vasotrac system (or the Vasotrax hand-held unit) sensor on the radial artery of the other wrist, data was simultaneously recorded on a beat-by-beat basis. The Company's clinical studies were conducted at teaching hospitals under institutional review board controls and protocols. Hospitals performing investigational studies of medical devices or drugs are required by the FDA to have an "institutional review board" that supervises such studies. Generally, such a board represents the hospital and includes physicians that can make appropriate judgments regarding the safety of the study. The board periodically reviews protocols for medical devices and maintains meeting minutes, which are subject to audit by the FDA.

The Company's initial clinical studies were performed on approximately 30 consenting subjects, some of whom were healthy and some of whom were undergoing surgery. Results from a series of these studies comparing the Vasotrac system's readings with the A-line readings were used in the Company's 510(k) submissions to the FDA. Subsequent to the 510(k) submissions, the Company has conducted clinical trials on approximately 350 additional individuals. During the Company's clinical trials conducted to date, the variance between synchronized Vasotrac system readings obtained from one arm of the patient and the comparative A-line readings obtained from the other arm was calculated by computing the standard deviation of error from more than 30,000 paired readings from the patients. Based on these measurements, which excludes a certain number of paired readings because the Company believes that these readings have been affected by artifact, patient level differences, arm-to-arm differences, or experimental error, the magnitude of this variance is calculated as a standard deviation of approximately 7, 5, and 7 mmHg for systolic, mean and diastolic blood pressure measurements, respectively. The Vasotrac system compares favorably with those found in previous generations of non-invasive blood pressure measurement devices, such as the Dinamap(TM) cuff-based system with which the Company claimed "substantial equivalence" in its 510(k) submission to the FDA. In addition, these values are below the 8 mmHg standard deviation limit of clinical acceptability defined by the Association for the Advancement of Medical Instrumentation ("AAMI") as the national standard for electronic or automated sphygmomanometers.

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

While the Company believes that the Vasotrac system's accuracy compares favorably with that found in previous generations of non-invasive blood pressure measurement devices, the accuracy of the Vasotrac system's readings may be negatively impacted by the presence of certain drugs in the patient's system. Although the Company believes that its current product design for the Vasotrac system and its clinical studies conducted to date provide an adequate basis for the Company to continue marketing the system, it will take widespread use and testing to verify that the Vasotrac system is usable under most conditions. The Company expects to continue conducting or supervising on-going clinical studies of the system on individuals with different characteristics and under various conditions until such time as the Vasotrac system receives market acceptance. The Company cannot currently estimate the number of individuals to be tested or the amount of time and expense that will be required to perform and analyze these additional clinical studies in order to achieve general market acceptance for the system.

In March 2000, the Company began testing the Vasotrac system in pediatric applications. The purpose of this testing is to determine the approximate minimum size limit the Vasotrac can be used accurately with pediatric patients. The Company expects to enter into an agreement with a children's hospital by fall 2000, with the purpose of comparing the performance of the Vasotrac to the performance of an A-line in pediatric patients. Once this study is complete, the Company will analyze the results to determine the minimum wrist size that can be achieved with the existing Vasotrac product. The Company will also study this data to determine if the possibility exists to use the current sensor technology on different sites of the patient's body.

The object of these continued studies is to refine the design of the system and to test the system on a greater number of patients with different characteristics and under various conditions, such as a wide range of blood pressure readings, until such time, if ever, as the Vasotrac system receives market acceptance. In addition, the Company believes the studies will help the Company to prepare marketing and sales information as well as to promote greater awareness and market acceptance of the Vasotrac system toward the goal of attaining commercial viability for the product. The Company has conducted some of these studies outside the United States. To the Company's knowledge, all studies conducted to date have been performed with Company participation.

The Company has conducted clinical studies to develop and validate the Company's Vasotrax hand-held blood pressure measurement technology. These clinical studies included 60 consenting healthy subjects. For each subject an arterial catheter was inserted in one arm and several operators performed repeated blood pressure measurements from the opposite arm using the hand-held unit. For each one of the operator's blood pressure measurements, the corresponding arterial blood pressure measurements were determined and compared for accuracy. The raw waveform data from the arterial line as well as the raw data from the hand-held device were also recorded and stored into the Company's clinical database for further processing. The data from the first 45 subject was used for product development purposes. The data from the last set of 15 subjects was recorded with the final design of the hand-held unit. The results of the comparison between the arterial line blood pressure readings and the hand-held device on these 15 subjects was then referenced as part of the Company's filing with the FDA for the hand-held device's 510(k) submission, which was filed in June 2000.

EMPLOYEES

The Company's success currently depends on the services of Tim O'Malley, President and Chief Executive Officer of the Company, as well as its engineering group, which has sophisticated technical knowledge about the Vasotrac system.

For the Company to emerge from the development stage, it will depend on its ability to hire additional employees within a 12-month period for key operating positions, including general and administrative, sales and marketing, R&D, and manufacturing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these employees will increase employee-related expenses in excess of $400,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

MARKETING

The success of the Company depends primarily on gaining physician and hospital acceptance of the Company's products. One focus of the Company's marketing strategy must necessarily involve overcoming resistance of the medical community to the introduction of new techniques or technology. The Company believes that this resistance may be exacerbated by unsuccessful attempts by other companies to manufacture and market accurate, continuous and non-invasive blood pressure monitors. The company believes that testing of the Company's products has yielded favorable results compared to other non-invasive blood pressure monitors. However, the pressure sensor of the

Company's products must be placed over the center of the radial artery. Improper placement of the pressure sensor or improper use of the system may cause the readings produced by the Company's products to be clinically unacceptable. As a result, another key component of the Company's marketing strategy will be to focus on training of clinicians in the correct use of the Company's products. Also, given differences in individual bone physiology, body weight and physical condition, the Company's products may not provide accurate readings or be usable on all patients. For example, if a patient's peripheral blood flow to his or her arms has been affected, the products may not function properly. Other contraindications for the system may result from patients on cardiopulmonary bypass, patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible, and pediatric use. To date, the Company has not detected significant patient complications caused by the system. However, as with any relatively new product, complications may occur as the Company's products are used on a greater number of patients with different characteristics and under various conditions. The presence of any significant complications would necessitate additional research and evaluation to determine the impact of such complications. Therefore, there can be no assurance that the Vasotrac system will gain market acceptance. If the system does not gain market acceptance, the Company's future would be jeopardized. For additional information, see discussion regarding dealers and ease of use under "General" above.

INSURANCE

The Company has not had any material claims against its liability insurance. The Company has comprehensive general liability insurance, including excess umbrella coverage, in the aggregate amount of $9,000,000. However, there can be no assurance that the Company will be able to maintain such insurance in amounts and with coverage that will adequately cover associated risks or that such insurance will be available in the future at premiums that can be economically justified. Lack of such insurance could expose the Company to substantial damages, which could have a material adverse effect upon the Company.

RELIANCE ON SINGLE PRODUCT

The Company believes that significant and expanding markets exist for the Vasotrac system and/or the Vasotrax hand-held unit, and for additional products incorporating the Company's proprietary technology. Currently the Company has, however, only one product in production, the Vasotrac system. Reliance on a single product creates substantial risks for the Company. If for example, the Vasotrac system is not successfully marketed or if it fails to meet customer needs, or is not accepted in the marketplace, the Company would be materially and adversely affected, its primary business focus would require re-evaluation and its ability to continue operations would be jeopardized. Additionally, there can be no assurance that other products utilizing the Company's proprietary technology will ever be successfully developed or marketed. The Company has not undertaken any comprehensive patent infringement searches or studies. If the Vasotrac system were found to infringe on the patent rights of others or if third parties asserted, and were successful in claiming, rights to the Vasotrac system, the Company would be materially adversely affected.

The Company is developing additional products based on the Company's core technology. For example, the Company has developed its Vasotrax hand-held unit based upon the Company's core technology. This unit is designed to make accurate blood pressure and pulse rate measurements without using a cuff or stethoscope. To use the unit, the clinician presses the unit against the patient's wrist with increasing force. In about fifteen seconds, the unit will display the blood pressure and pulse rate. Although not yet released, this unit may have advantages to existing technology in the hospital and non-hospital settings including the physician office and home care markets. The technology employed in the hand-held unit may be useful in developing products for other markets. The Company is early in the development or regulatory process of these new products so there can be no assurance that additional products will be successful either from a technical standpoint or from a manufacturing or customer acceptance standpoint.

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

PRODUCT SERVICING REQUIREMENTS

The Company's goal is to produce Vasotrac systems that do not require excessive servicing, that are sufficiently accurate, stable and reliable for the user's needs, and that otherwise meet or exceed clinical and regulatory standards of acceptability. There can be no assurance, however, that the Company will be successful in achieving such goals. There also can be no assurance that additional problems will not occur, that additional servicing requirements will not be necessary or that any such additional problems or servicing requirements, individually or in the aggregate, will not be significant, difficult to correct, time-consuming or prohibitively expensive. Further, the need for any such additional servicing may not be readily apparent to clinicians using the Vasotrac system. The Company believes that actual or perceived excessive servicing requirements for, or erroneous readings produced by, the Vasotrac system could materially and adversely affect market acceptance of the system or could raise product liability concerns. Although the Company plans to continue testing the Vasotrac system to determine the extent of its servicing requirements, there can be no assurance that the exact scope of such servicing requirements can be precisely identified.

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

PRICING AND DISTRIBUTION

The Company is currently evaluating the price of the enhanced Vasotrac system. Such pricing will evolve throughout the marketing process for the Vasotrac system, but can be expected to remain dependent on a number of factors, including manufacturing costs, prices of competitive products, distribution methods, volume discounts, and market acceptance. The Company believes that the enhanced Vasotrac System is currently priced slightly higher than the high end automatic cuffs. The Company believes that the higher price will be supportable due to the superior features associated with its product.

In comparison to the costs associated with A-line procedures, the Company believes that the Vasotrac system will, on a per-procedure basis, result in savings for healthcare providers. Insertion of an A-line is an invasive surgical procedure requiring a physician. No matter how routine any such procedure may become, all invasive procedures retain the inherent risk of complications and have attendant direct and indirect costs associated with them. The Company believes that the cost for non-invasively monitoring the blood pressure of a patient with the Vasotrac system will be less than with an invasive A-line. The Company believes that this will give it a competitive edge in an increasingly cost-conscious healthcare industry. For additional information, see discussion regarding dealers under "General" above.

The Company will also investigate marketing the system to manufacturers of multi-parameter monitoring and display systems for use as a component or module of such systems. However, the Company does not currently have, and there can be no assurance that in the future it will implement or effectuate, such arrangements.

COMPETITION

The Company will compete with companies that are developing and marketing instruments that measure blood pressure continually by invasive techniques, including Abbott Laboratories, Baxter Healthcare Corporation, and Agilent Technologies Company (formerly part of Hewlett Packard Company). In addition, the Company will compete with other companies that are developing and marketing instruments that measure blood pressure continually or at regular intervals by several non-invasive techniques. Presently, most non-invasive methods of measuring blood pressure use an inflatable cuff. Companies that market such a product include Critikon, Inc. which markets the Dinamap(TM), Hewlett Packard Company, Colin Medical Instrument Corporation, SpaceLabs Medical,

Inc., GE/Marquette Electronics Inc., and others. In the Company's 510(k) Submission to the FDA, the Company claimed that the Vasotrac system was "substantially equivalent" to the Dinamap(TM) product and provided analysis and comparative data in areas such as intended use, display parameters, and performance specifications.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company has applied for U.S. patents covering various aspects of Medwave's blood pressure technology. As of July 2000, fourteen U.S. patents relating to Medwave's blood pressure technology have been granted, and seven U.S. patent applications are pending (two of which have been allowed and are awaiting issuance). The Company also has pending patent applications relating to its blood pressure technology in the European Patent Office, Australia, Brazil, Canada, China, India, Japan, and Russia. Most of the patents and patent applications relate to both the Vasotrac system and to the Vasotrax hand-held blood pressure unit.

There can be no assurance that any pending U.S. or any foreign patents will be granted or, if obtained, that they will sufficiently protect the Company's proprietary rights. Even if the patents for which the Company applies are granted, they do not confer on the Company the right to manufacture and market products if such products infringe on patents held by others. While the Company has reviewed prior art in connection with its patent applications, it has not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, the Company may be required in the future to stop making, using or selling its products or to obtain licenses from or pay royalties to others, which could entail significant expense and have a material adverse effect on the Company. Further, in such event, there can be no assurance that the Company would be able to obtain or maintain any such licenses on acceptable terms, if at all. The Company has, throughout the development process for the Vasotrac and Vasotrax products, been associated with various companies, institutions and individuals. Although the Company has no knowledge that any such companies, institutions or individuals have claimed, or have any basis for claiming, interests in the Company's proprietary rights or in the Vasotrac system, there can be no assurance that such claims will not be threatened, asserted or perfected. Such claims, even if the Company ultimately prevails on the merits, could have a material adverse effect upon the Company.

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

In February 2000 the Company completed an agreement with E-Wha International of Seoul, South Korea. As part of this agreement, the Company and E-Wha must submit extensive documentation to the South Korean FDA for review prior to sales commencing. The Company believes this submission will be completed during July 2000. It is also possible that the South Korean FDA will not clear the Company's submission, or may require revision or additional clinical trials before the Vasotrac system can be marketed by the Company.

During the Spring of 2000, the Company has been working on gaining the CE Mark, which is required by European Union countries prior to commencement of sales into those countries. Although the Company believes it has satisfied the requirements to display the "CE Mark" on designated units of its Vasotrac system, as of July 2000, it has not received the official certificate from the notified body, which has completed its inspection.

In June 2000 the Company entered into an agreement with Nihon Kohden of Tokyo, Japan. As part of this agreement, the Company and Nikon Kohden will submit extensive documentation to the Japanese Ministry of Health for approval of the Vasotrac System in the Japanese market. Because the Company is just starting this process, the Company is not certain as to the timing associated with this approval.

In June 2000, the Company filed a 510(k) submission with the FDA for the Company's Vasotrax hand-held unit for the professional market. The Company is uncertain as to the timing for final FDA clearance. It is also possible that the FDA will not clear the Company's submission, or may require revision or additional clinical trials before the hand-held device can be marketed by the Company.

It is anticipated that with new product concepts developed by the Company, if any, various government approvals will be required prior to being able to sell the products.

ITEM 2.  PROPERTIES.

The Company leases property in Arden Hills, Minnesota. The building lease, as recently extended, is for two years, expiring in May 2002. The monthly lease payment is approximately $3,050. The Company is generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the facility. The Company's production capacity is adequate for its present needs. The Company believes that its property has been adequately maintained and is suitable for the Company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2000.

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

The Common Stock began trading in November 1995 on the Nasdaq SmallCap Market under the symbol "MDWV" The following table sets forth the high and low closing sales price for the Common Stock during each specified period as reported by the Nasdaq Stock Market, Inc.:

         FISCAL 1999                              HIGH                   LOW
         -----------                              ----                   ---
First Quarter                                $    12.00              $    8.50
Second Quarter                                    14.50                   9.00
Third Quarter                                     13.875                 13.50
Fourth Quarter                                    14.125                  9.00
         FISCAL 2000                              HIGH                   LOW
         -----------                              ----                   ---
First Quarter                                $     9.00              $    7.50
Second Quarter                                     7.75                   6.75
Third Quarter                                      7.188                  6.375
Fourth Quarter                                    10.00                   6.75


There were approximately 150 record holders and 1,100 beneficial holders of the Company's Common Stock as of June 30, 2000. On June 30, 2000, the closing price for the Common Stock was $7.125. The Company has never paid a dividend on its Common Stock and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA



                                                                  Year Ended April 30
                                         ----------------------------------------------------------------------
                                               2000           1999          1998          1997         1996
                                         ----------------------------------------------------------------------
Revenue:
  Net Sales                                  486,132    $   509,530    $   593,012    $    72,942    $       --

Operating expenses:
  Cost of sales and product development      617,172        505,110        552,560        113,261            --
  Research and development                 1,122,247      1,230,072      1,033,145        816,099       379,320
  Sales and marketing                        823,373        855,153      1,091,780        555,888        85,537
  General and administrative                 691,771        506,621        491,229        529,831       389,433
                                         ----------------------------------------------------------------------
  Total operating expenses                 3,254,563      3,096,956      3,168,714      2,015,079       854,290


                                         ----------------------------------------------------------------------
Operating loss                           ($2,768,431)   ($2,587,426)   ($2,575,702)   ($1,942,137)    ($854,290)

Other income:
  Interest income (other expense)            215,488        367,529        238,965        331,670       182,431
  Other Income                                    --      1,500,000             --             --            --
                                         ----------------------------------------------------------------------
Net loss                                 $(2,552,943)   $  (719,897)   $(2,336,737)   $(1,610,467)     (671,859)
                                         ======================================================================


Net loss per share - basic and diluted   $     (0.47)   $     (0.13)   $     (0.48)   $     (0.34)   $    (0.17)
                                         ======================================================================


Weighted average number of common and
  common equivalent shares outstanding
  - basic and diluted                      5,475,886      5,398,331      4,916,654      4,789,242     3,915,295
                                         ======================================================================



BALANCE SHEET DATA:                          2000           1999           1998           1997            1996
Cash and cash equivalents                $ 1,155,924    $ 1,175,756    $ 1,926,697    $ 1,240,700     $  769,161
Working capital                            3,007,302      3,965,613      2,903,011      3,888,440      5,001,042
Total assets                               3,766,789      6,143,492      6,739,162      5,551,796      6,831,204
Total shareholders' equity                 3,499,665      5,902,956      6,572,046      5,422,596      6,718,900

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

                                                           Year Ended April 30
                                             -------------------------------------------
                                                   2000          1999            1998
                                             -------------------------------------------
Revenue:
  Net Sales                                      486,132        $509,530        $593,012

Operating expenses:
  Cost of sales and product development          617,172         505,110         552,560
  Research and development                     1,122,247       1,230,072       1,033,145
  Sales and marketing                            823,373         855,153       1,091,780
  General and administrative                     691,771         506,621         491,229
                                             -------------------------------------------
Total operating expenses                       3,254,563       3,096,956       3,168,714

                                             -------------------------------------------
Operating loss                               ($2,768,431)    ($2,587,426)    ($2,575,702)

Other income:
  Interest income (other expense)                215,488         367,529         238,965
  Other Income                                        --       1,500,000              --
                                             -------------------------------------------
Net loss                                     $(2,552,943)    $  (719,897)    $(2,336,737)
                                             ===========================================

Net loss per share - basic and diluted       $     (0.47)    $     (0.13)    $     (0.48)
                                             ===========================================

Weighted average number of common and
  common equivalent shares outstanding
  - basic and diluted                          5,475,886       5,398,331       4,916,654
                                             ===========================================


Fiscal year ended April 30, 2000 compared to fiscal years ended April 30, 1999 and April 30, 1998.

Operating revenue for fiscal 2000 was $486,132, a decrease of $23,398 or 4.6% from fiscal year 1999 operating revenue of $509,530. Operating revenue for fiscal 1999 was $509,530, a decrease of $83,482 or 14.1% from fiscal year 1998 operating revenue of $593,012. The decrease in operating revenue from fiscal year 1999 to fiscal year 2000 and from fiscal year 1998 to 1999 was due to dealers not devoting the sales effort that the Company had anticipated as the Company converted to a dealer network from a direct sales force and the Company focused on the engineering of the enhanced Vasotrac product and the hand-held product during the last two quarters of the 1999 fiscal year, as previously stated.

Operating expense for fiscal 2000 was $3,254,563, an increase of $157,607 or 5.1% from fiscal year 1999 operating expense of $3,096,956. Operating expense for fiscal 1999 was $3,096,956, a decrease of $71,758 or 2.3% from fiscal 1998 operating expense of $3,168,714. The increase in operating expense from fiscal year 1999 to fiscal year 2000 relates primarily to an increase in production costs and an increase in salary due to an increase in the number of sales employees and the new Company's CEO as the Company increased sales efforts with the release of the enhanced Vasotrac System in October 1999. The decrease in operating expense from fiscal year 1998 to fiscal year 1999 relates primarily to a decrease in the number of sales employees as the Company focused on the engineering of the enhanced Vasotrac system and on the hand-held unit. However, part of this decrease was offset by an increase in research and development expense related to the ongoing research and development of the Vasotrac system and the hand-held unit.

Cost of sales and product development for fiscal 2000 were $617,172, an increase of $112,062 or 22.2% from fiscal year 1999 cost of sales and product development expense of $505,110. Cost of sales and product development for fiscal 1999 were $505,110, a decrease of $47,450 from fiscal year 1998 cost of sales and product development expense of $552,560 or 8.6%. The increase in cost of sales and product development from fiscal 1999 to fiscal 2000 was the result of increased production costs as the Company discontinued the manufacturing of its original product and introduced its enhanced Vasotrac System in October 1999. The decrease in cost of sales and product development from fiscal 1998 to fiscal 1999 was the result of lower unit sales. The cost associated with the Company's research and development of its hand-held unit and enhanced Vasotrac system are reflected in the Company's research and development expense.

Research, development, and clinical expense for fiscal year 2000 were $1,122,247, a decrease of $107,825 or 8.8% from fiscal year 1999 research and development expense of $1,230,072. Research, development, and clinical expense for fiscal year 1999 were $1,230,072, an increase of $196,927 or 19.0% from fiscal year 1998 research and development expense of $1,033,816. The decrease in research, development, and clinical expense from fiscal 1999 to fiscal 2000 was related to the completion of the research and development of the enhanced Vasotrac system in October 1999. The Company continued its research and development on the hand-held unit. The increase in research, development, and clinical expense from fiscal year 1998 to fiscal year 1999 was related to the continued research and development of an enhanced Vasotrac system with the focus on "ease of use" issues and the ongoing development of the hand-held unit.

General and administrative expense for fiscal year 2000 were $691,771, an increase of $185,150 or 36.5% from fiscal year 1999 general and administrative expense of $506,621. General and administrative expense for fiscal year 1999 were $506,621, an increase of $15,392 or 3.1% from fiscal year 1998 general and administrative expense of $491,229. The increase in general and administrative expenses from fiscal 1999 to fiscal 2000 was related to the hiring of a new President and CEO including cost of outside contractors used in the hiring process. The increase in general and administrative expense from fiscal 1998 to fiscal 1999 is attributable to an overall increase in general expenses.

Sales and marketing expense for fiscal year 2000 were $823,373, a decrease of $31,780 or 3.7% from fiscal year 1999 sales and marketing expense of $855,153. Sales and marketing expense for fiscal year 1999 were $855,153, a decrease of $236,627 or 21.7% from fiscal year 1998 sales and marketing expense of $1,091,780. The decrease in sales and marketing expense from fiscal year 1999 to fiscal year 2000, as well as the decrease from fiscal year 1998 to fiscal year 1999, was due to the decrease in sales personnel as the Company was focused on the engineering of the enhanced Vasotrac System released in October 1999. In addition, the Company experimented with several different sales distribution methods is fiscal 1998.

Other income in fiscal year 1999 was due to the technical evaluation agreement entered into in September 1998. For additional information, see discussion regarding technical evaluation agreement under "General" in Item 1.

Interest income for fiscal year 2000 was $245,488, a decrease of $122,041 or 33.2% from fiscal year 1999 interest income of $367,529. Interest income for fiscal year 1999 was $367,529, an increase of $128,564 or 53.8% from fiscal year 1998 interest income of $238,965. The decrease in interest income in fiscal 2000 from fiscal 1999 was a result of the use of investments to fund operations. The increase in interest income in fiscal 1999 from fiscal 1998 was the result of the increase in the investment accounts as a result of the private placement in March of 1998 and the $1,500,000 from the stand-still agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short and long-term investments were $3,240,765 and $5,800,346 at April 30, 2000 and April 30, 1999, respectively.
The Company incurred cash expenditures of $2,634,293 for operations for the fiscal year ended April 30, 2000.

With the cash and cash equivalents, and short-term and long-term investments the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately one year from the end of fiscal year April 2000. The Company has no significant capital expenditure commitments and does not plan any significant sale of capital equipment.

IMPACT OF INFLATION

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS. Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                  Medwave, Inc.
                          (A Development Stage Company)

                              Financial Statements


                       Years ended April 30, 2000 and 1999




                                    CONTENTS

Report of Independent Auditors..........................................................................20

Audited Financial Statements

Balance Sheets..........................................................................................21
Statements of Operations................................................................................23
Statement of Changes in Stockholders' Equity............................................................24
Statements of Cash Flows................................................................................25
Notes to Financial Statements...........................................................................28

                         Report of Independent Auditors


Board of Directors and Stockholders
Medwave, Inc.

We have audited the balance sheets of Medwave, Inc. (a development stage company) as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended April 30, 2000 and the period from June 27, 1984 (inception) to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at April 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2000 and the period from June 27, 1984 (inception) to April 30, 2000, in conformity with accounting principles generally accepted in the United States.



June 9, 2000                                             /s/ Ernst & Young LLP
                                                         ---------------------

                                  Medwave, Inc.
                          (A Development Stage Company)

                                 Balance Sheets


                                                                                    APRIL 30
                                                                             2000                1999
                                                                     --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $1,155,924        $1,175,756
   Short-term investments                                                   1,684,841         2,785,672
   Accounts receivable                                                         99,188            31,069
   Inventories                                                                257,877           137,938
   Prepaid expenses                                                            76,596            75,714
                                                                     --------------------------------------
Total current assets                                                        3,274,426         4,206,149

Investments                                                                   400,000         1,838,918

Property and equipment:
   Research and development equipment                                         216,464           237,136
   Office equipment                                                           109,898           111,745
   Manufacturing and engineering equipment                                    126,652            65,259
   Sales and marketing equipment                                               51,536            59,927
   Leasehold improvements                                                      31,613            31,613
                                                                     --------------------------------------
                                                                              536,163           505,680
   Accumulated depreciation                                                  (453,805)         (435,274)
                                                                     --------------------------------------
                                                                               82,358            70,406

Patents, net of accumulated amortization of $126,012 in 2000 and
   $107,998 in 1999                                                            10,005            28,019
                                                                     --------------------------------------
Total assets                                                               $3,766,789        $6,143,492
                                                                     ======================================

                                                                                    APRIL 30
                                                                            2000              1999
                                                                     --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $     216,067     $     176,496
   Accrued payroll                                                              51,057            64,040
                                                                     --------------------------------------
Total current liabilities                                                      267,124           240,536

Stockholders' equity:
   Common Stock, no par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - April 30, 2000--5,499,596 and
       April 30, 1999--5,436,596                                            16,436,870        16,294,620
   Accumulated other comprehensive loss                                        (10,440)          (17,842)
   Deficit accumulated during the development stage                        (12,926,765)      (10,373,822)
                                                                     --------------------------------------
Total stockholders' equity                                                   3,499,665         5,902,956



                                                                     --------------------------------------
Total liabilities and stockholders' equity                                $  3,766,789      $  6,143,492
                                                                     ======================================


See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations


                                                                                                            PERIOD FROM
                                                                                                           JUNE 27, 1984
                                                                    YEAR ENDED APRIL 30                    (INCEPTION) TO
                                                          2000              1999             1998          APRIL 30, 2000
                                                  ----------------------------------------------------- -----------------------
Revenue:
   Net sales                                         $    486,132      $   509,530      $    593,012        $   1,661,616

Operating expenses:
   Cost of sales and product development                  617,172          505,110           552,560            1,788,103
   Research and development                             1,122,247        1,230,072         1,033,145            7,973,196
   General and administrative                             691,771          506,621           491,229            3,904,111
   Sales and marketing                                    823,373          855,153         1,091,780            3,418,583
                                                 ----------------------------------------------------- -----------------------
Operating loss                                         (2,768,431)      (2,587,426)       (2,575,702)         (15,422,377)

Interest income                                           215,488          367,529           238,965            1,622,372
Other income                                                             1,500,000                 -            1,500,000
                                                 ----------------------------------------------------- -----------------------
Net loss                                             $ (2,552,943)     $  (719,897)     $ (2,336,737)       $ (12,300,005)
                                                 ===================================================== =======================

Net loss per share - basic and diluted                   $(.47)            $(.13)           $(.48)               $(4.42)
                                                 ===================================================== =======================

Weighted average number of shares
   outstanding - basic and diluted                      5,475,886        5,398,331         4,916,654            2,781,076
                                                 ===================================================== =======================


See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                  Statement of Changes in Stockholders' Equity



                                                                                                    DEFICIT
                                                                                 ACCUMULATED      ACCUMULATED
                                                        COMMON STOCK                OTHER         DURING THE
                                                -----------------------------   COMPREHENSIVE     DEVELOPMENT
                                                     SHARES         AMOUNT           LOSS            STAGE          TOTAL
                                                -----------------------------------------------------------------------------
Issuance of Common Stock at $.15 per share in
   July 1984 for capital equipment donated            10,000       $  1,500        $    -         $             $     1,500
                                                                                                            -
Assets donated to Company by officer in
   August 1984                                             -          1,145             -                   -         1,145
Net income for the period of June 27, 1984
   (inception) to April 30, 1985                           -              -             -                 235           235
                                                -----------------------------------------------------------------------------
Balance at April 30, 1985                             10,000          2,645             -                 235         2,880
Net income                                                 -              -             -               1,393         1,393
                                                -----------------------------------------------------------------------------
Balance at April 30, 1986                             10,000          2,645             -               1,628         4,273
Issuance of Common Stock in connection with
   stock split in July 1986                          190,000              -             -                   -             -
Net loss                                                   -              -             -             (98,211)      (98,211)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1987                            200,000          2,645             -             (96,583)      (93,938)
Net loss                                                   -              -             -            (131,931)     (131,931)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1988                            200,000          2,645             -            (228,514)     (225,869)
Net loss                                                   -              -             -            (258,135)     (258,135)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1989                            200,000          2,645             -            (486,649)     (484,004)
Issuance of Common Stock at $.975 per share in
   April 1990 for consulting services                  3,500          3,413             -                   -         3,413
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock, Series A
                                                           -         (1,145)            -             (21,343)      (22,488)
Net loss                                                   -              -             -            (278,845)     (278,845)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1990                            203,500          4,913             -            (786,837)     (781,924)
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock Series A
                                                           -              -             -              (1,775)       (1,775)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -              (9,711)       (9,711)
Net loss                                                   -              -             -            (553,710)     (553,710)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1991                            203,500          4,913             -          (1,352,033)   (1,347,120)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -             (10,649)      (10,649)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                             -              -             -            (105,318)     (105,318)
Net loss                                                   -              -             -          (1,371,031)   (1,371,031)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1992 (carried forward)          203,500          4,913             -          (2,839,031)   (2,834,118)

                                  Medwave, Inc.
                          (A Development Stage Company)

            Statement of Changes in Stockholders' Equity (continued)


                                                                                                    DEFICIT
                                                                                 ACCUMULATED      ACCUMULATED
                                                        COMMON STOCK                OTHER         DURING THE
                                                -----------------------------   COMPREHENSIVE     DEVELOPMENT
                                                     SHARES         AMOUNT           LOSS            STAGE          TOTAL
                                                -----------------------------------------------------------------------------
Balance at April 30, 1992 (brought forward)          203,500    $     4,913       $     -         $(2,839,031)  $(2,834,118)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -             (10,914)      (10,914)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                             -              -             -            (118,197)     (118,197)
Net loss                                                   -              -             -            (615,888)     (615,888)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1993                            203,500          4,913             -          (3,584,030)   (3,579,117)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -             (11,185)      (11,185)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                             -              -             -            (121,904)     (121,904)
Net loss                                                   -              -             -            (646,480)     (646,480)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1994                            203,500          4,913             -          (4,363,599)   (4,358,686)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -             (11,463)      (11,463)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                             -              -             -            (125,732)     (125,732)
Net loss                                                   -              -             -            (455,498)     (455,498)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1995                            203,500          4,913             -          (4,956,292)   (4,951,379)
Exercise of stock options and warrants               126,896        144,299             -                   -       144,299
Initial public offering of Common Stock, net of
   expenses                                        1,610,000      6,833,491             -                   -     6,833,491
Preferred Stock conversion                         2,750,164      5,476,163             -                   -     5,476,163
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -              (5,874)       (5,874)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                             -              -             -             (64,838)      (64,838)
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock - Series X and
   Series I                                                -              -             -              (7,858)       (7,858)
Change in unrealized loss on investments                   -              -       (33,245)                  -       (33,245)
Net loss                                                   -              -             -            (671,859)     (671,859)
                                                                                                                 ------------
Comprehensive loss                                                                                                 (705,104)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1996                          4,690,560     12,458,866       (33,245)         (5,706,721)    6,718,900
Exercise of stock options and warrants               128,178        305,837             -                   -       305,837
Change in unrealized loss on investments                   -              -         8,326                   -         8,326
Net loss                                                   -              -             -          (1,610,467)   (1,610,467)
                                                                                                                 ------------
Comprehensive loss                                                                                               (1,602,141)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1997 (carried forward)        4,818,738     12,764,703       (24,919)         (7,317,188)    5,422,596

                                  Medwave, Inc.
                          (A Development Stage Company)

            Statement of Changes in Stockholders' Equity (continued)


                                                                                                    DEFICIT
                                                                                 ACCUMULATED      ACCUMULATED
                                                        COMMON STOCK                OTHER         DURING THE
                                                -----------------------------   COMPREHENSIVE     DEVELOPMENT
                                                     SHARES         AMOUNT           LOSS            STAGE          TOTAL
                                                -----------------------------------------------------------------------------
Balance at April 30, 1997(brought forward)         4,818,738    $12,764,703      $(24,919)      $  (7,317,188)  $ 5,422,596
Exercise of stock options and warrants               119,658        484,058             -                   -       484,058
Private Placement of Common Stock, in March
   1998 at $7.50 per share, net of expenses          440,000      2,992,209             -                   -     2,992,209
Change in unrealized loss on investments                   -              -         9,920                   -         9,920
Net loss                                                   -              -             -          (2,336,737)   (2,336,737)
                                                                                                                -------------
Comprehensive loss                                                                                               (2,326,817)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1998                          5,378,396     16,240,970       (14,999)         (9,653,925)    6,572,046
Exercise of stock options and warrants                58,200         53,650             -                   -        53,650
Change in unrealized loss on investments                   -              -        (2,843)                  -        (2,843)
Net loss                                                   -              -             -            (719,897)     (719,897)
                                                                                                                -------------
Comprehensive loss                                                                                                 (722,740)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1999                          5,436,596     16,294,620       (17,842)        (10,373,822)    5,902,956
Exercise of stock options and warrants                63,000        142,250             -                   -       142,250
Change in unrealized loss on investments                   -              -         7,402                   -         7,402
Net loss                                                   -              -             -          (2,552,943)   (2,552,943)
                                                                                                                -------------
Comprehensive loss                                                                                               (2,545,541)
                                                -----------------------------------------------------------------------------
Balance at April 30, 2000                          5,499,596    $16,436,870      $(10,440)       $(12,926,765)  $ 3,499,665
                                                =============================================================================


See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                                                     PERIOD FROM
                                                                                                    JUNE 27, 1984
                                                                YEAR ENDED APRIL 30                 (INCEPTION) TO
                                                         2000            1999            1998       APRIL 30, 2000
                                                  ------------------------------------------------ -----------------
OPERATING ACTIVITIES
Net loss                                             $(2,552,943)   $  (719,897)    $(2,336,737)    $ (12,300,005)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                         62,998         64,115          79,736           683,722
     Amortization                                         18,014         25,399          25,400           126,012
     Loss on sale of equipment                                 -              -               -             7,375
     Issuance of Common Stock for consulting
       services                                                -              -               -             3,413
     Changes in operating assets and liabilities:
       Accounts receivable                               (68,119)        28,549         (17,632)          (99,188)
       Inventories                                      (119,939)       111,141        (134,612)         (257,877)
       Prepaid expenses                                     (882)          (739)          6,207           (76,596)
       Accounts payable                                   39,571         66,911          31,195           216,067
       Accrued payroll                                   (12,983)         6,509           6,721            51,057
                                                  ------------------------------------------------ -----------------
Net cash used in operating activities                 (2,634,293)      (418,012)     (2,339,722)      (11,646,020)

INVESTING ACTIVITIES
Purchase of property and equipment                       (74,940)        (6,882)        (54,158)         (794,315)
Patent expenditures                                            -              -               -          (136,017)
Purchase of investments                               (1,814,634)    (3,481,041)     (4,745,431)      (38,908,724)
Sales and maturities of investments                    4,361,785      3,097,881       4,349,641        36,815,285
Proceeds from sale of equipment                                -          3,463               -            21,663
                                                  ------------------------------------------------ -----------------
Net cash provided by (used in) investing               2,472,211       (386,579)       (449,948)       (3,002,108)
   activities

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock               142,250         53,650       3,476,267        10,955,794
Net proceeds from issuance of Convertible
   Preferred Stock                                             -              -               -         4,848,258
                                                  ------------------------------------------------ -----------------
Net cash provided by financing activities                142,250         53,650       3,476,267        15,804,052
                                                  ------------------------------------------------ -----------------
(Decrease) increase in cash and cash equivalents         (19,832)      (750,941)        686,597         1,155,924
Cash and cash equivalents at beginning of period       1,175,756      1,926,697       1,240,100                 -
                                                  ------------------------------------------------ -----------------
Cash and cash equivalents at end of period           $ 1,155,924     $1,175,756     $ 1,926,697        $1,155,924
                                                  ================================================ =================


See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2000


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

ACCUMULATED OTHER COMPREHENSIVE LOSS

Included in accumulated other comprehensive loss is unrealized gains or losses on available-for-sale securities.

3. INVESTMENTS

The following is a summary of the investments available-for-sale as of April 30:


                                                                          UNREALIZED           FAIR
                                                            COST            LOSSES            VALUE
                                                     ------------------------------------------------------
   2000
   U.S. corporate debt securities                          $2,095,281        $(10,440)        $2,084,841
                                                     ======================================================

                                 Medwave, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


3. INVESTMENTS (CONTINUED)

                                                                          UNREALIZED           FAIR
                                                            COST            LOSSES            VALUE
                                                     ------------------------------------------------------
   1999
   U.S. corporate debt securities                          $4,356,379       $  (4,445)        $4,351,934
   European bank notes                                        286,053         (13,397)           272,656
                                                     ------------------------------------------------------
                                                           $4,642,432        $(17,842)        $4,624,590
                                                     ======================================================


4. CAPITAL STOCK

INITIAL PUBLIC OFFERING

In November 1995, the Company sold 1,610,000 shares of Common Stock in an initial public offering from which the Company received net proceeds of $6,800,000.

In March 1998, the Company sold 440,000 shares of Common Stock in a private placement for $7.50 per share from which the Company received net proceeds of $2,992,209.

5. LEASES

The Company leases its office, research and development, sales and production facility under an operating lease that expires May 31, 2002. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under operating leases was $53,712, $52,566 and $53,109 for the years ended April 30, 2000, 1999 and 1998, respectively.

                                 Medwave, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



5. LEASES (CONTINUED)

Future minimum rental payments required under leases that have remaining terms in excess of one year as of April 30, 2000 are as follows:

   Year ending April 30:
     2001                                                                                      $36,438
     2002                                                                                       36,438
     2003                                                                                        3,036
                                                                                        -------------------
                                                                                               $75,912
                                                                                        ===================

6. INCOME TAXES

At April 30, 2000, the Company had net operating loss carryforwards of approximately $12,450,000 and research and development tax credit carryforwards of approximately $460,000. These carryforwards are available to offset future taxable income through 2020; however, a portion of the net operating loss will begin to expire in 2002.

No income taxes were paid for the years ended April 30, 2000, 1999 and 1998, respectively.

Components of deferred tax assets are as follows:

                                                                                APRIL 30
                                                                         2000             1999
                                                                      ----------------------------

   Net operating loss carryforwards                                   $ 4,731,000      $ 3,733,000
   Research and development credit carryforwards                          460,000          343,000
   Less valuation allowance                                            (5,191,000)      (4,076,000)
                                                                      ----------------------------
   Net deferred tax assets                                            $         -      $         -
                                                                      ============================


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

Option activity is summarized as follows:



                                             SHARES           OPTIONS OUTSTANDING      WEIGHTED AVERAGE
                                            AVAILABLE        ---------------------      EXERCISE PRICE
                                            FOR GRANT        PLAN         NON-PLAN         PER SHARE
                                         ------------------------------------------------------------------
   Balance at April 30, 1997                   213,500       1,182,700       20,000          $  2.85
     Additional shares reserved for
       issuance                                300,000               -            -                -
     Granted                                  (255,000)        255,000            -            12.98
     Exercised                                       -        (107,000)           -             4.30
     Canceled                                  122,500        (122,500)           -             7.16
                                         ----------------------------------------------
   Balance at April 30, 1998                   381,000       1,208,200       20,000             4.28
     Granted                                  (126,000)        126,000            -            12.18
     Exercised                                       -         (58,200)           -              .92
     Canceled                                   17,000         (17,000)           -             9.59
                                         ----------------------------------------------
   Balance at April 30, 1999                   272,000       1,259,000       20,000             5.14
     Granted                                  (455,000)        455,000            -             6.98
     Exercised                                       -         (63,000)           -             2.26
     Canceled                                  291,000        (291,000)           -            12.38
                                         ----------------------------------------------
   Balance at April 30, 2000                   108,000       1,360,000       20,000          $  4.34
                                         ==============================================

                                 Medwave, Inc.

                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options outstanding at April 30, 2000:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ----------------------------------------------------- --------------------------------
                                       WEIGHTED AVERAGE      WEIGHTED                         WEIGHTED
      RANGE OF           NUMBER     REMAINING CONTRACTUAL     AVERAGE          NUMBER         AVERAGE
   EXERCISE PRICE      OUTSTANDING           LIFE         EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
-------------------------------------------------------------------------- --------------------------------
   $     .75               130,000          4 years           $    .75          130,000       $    .75
         1.25              330,960          3 years               1.25          330,960           1.25
     2.00 - 2.25           264,040          5 years               2.23          264,040           2.23
         3.00               30,000          5 years               3.00           30,000           3.00
     5.00 - 5.25            59,000          6 years               5.22           59,000           5.22
         6.75              385,000         10 years               6.75                -             -
         7.50               30,000          9 years               7.50                -             -
     8.00 - 9.25            42,000          7 years               8.78              500           9.13
    10.00 - 11.00           49,000          8 years              10.05           32,250          10.04
    13.00 - 14.00           60,000          8 years              13.50           30,000          13.50
                     ----------------                                      ----------------
   $ .75 - $14.00        1,380,000        6.2 years            $  4.34          876,750        $  2.55
                     ================                                      ================

Options outstanding expire at various dates during the period from 2002 through 2008. The number of options exercisable as of April 30, 2000, 1999 and 1998 were 876,750, 888,250 and 792,200, respectively, at weighted average exercise prices of $2.55, $2.72 and $1.76 per share, respectively. The Company has issued 60,000 options to employees, which become exercisable only if certain sales targets are obtained.

In connection with the IPO in 1995, the Company issued warrants to purchase 140,000 shares of Common Stock at an exercise price of $6.00 per share. The warrants expire in November 2000.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998: risk-free interest rates ranging from 6.00% to 5.29%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .57, .68 and .65, respectively, and a weighted average expected life of the option of four years.

The weighted average fair value of options granted during the years ended April 30, 2000, 1999 and 1998 was $3.40, $6.35 and $7.07 per share, respectively.

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

                                 Medwave, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                          APRIL 30
                                                          2000              1999              1998
                                                   --------------------------------------------------------

   Actual net loss                                      $(2,552,943)     $   (719,897)      $(2,336,737)
   Pro forma net loss                                    (2,313,865)       (1,410,264)       (2,736,066)
   Pro forma net loss per common share                   (.42)             (.26)              (.56)

The pro forma effect on net loss for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

8. CONTRACTS

In September 1998, the Company entered into a technical evaluation agreement with an interested party related to its blood pressure technology, specifically its hand-held blood pressure device. The Company received and recognized other income of $1,500,000 when the agreement terminated with no additional agreement with the interested party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of June 30, 2000. A summary of the background and experience of each of these individuals is set forth after the table.

The directors and executive officer of the Company are:



             Name                 Age                  Position
-------------------------------- ------- -------------------------------------

G. Kent Archibald                  59    Chairman and Director
Mark T. Bakko                      40    Chief Financial Officer and
                                         Secretary
William D. Corneliuson(1)          57    Director
Norman Dann(1)                     73    Director
Keith A. Libbey(1)                 63    Director
Timothy J. O'Malley                39    President, Chief Executive Officer,
                                         and Director


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

G. KENT ARCHIBALD has been Chairman and a director of the Company since 1991. From 1991 to 1999 Mr Archibald served as President, Chief Executive Officer, and Secretary of the Company. From 1988 to 1991, Mr. Archibald was a private consultant and investor. From 1978 to 1984, Mr. Archibald was founder, president and director of AVI, Inc., a medical device company acquired by 3M Company's Medical Products Division in 1984. Mr. Archibald holds a B.S. degree in electrical engineering and is a professional engineer in the State of Minnesota.

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

WILLIAM D. CORNELIUSON, has been a director of the Company since May 1999. Mr. Corneliuson is President of B.C. Holdings, Inc., a registered investment advisor. Mr. Corneliuson has been with B.C. Holdings, Inc. since 1993. Previously Mr. Corneliuson was President, Co-Founder, and Vice Chairman of the Board of Strong/Corneliuson Capital Management, Inc from 1976 to 1993.

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

TIMOTHY J. O'MALLEY is the President, Chief Executive Officer, and a director of the Company. He has served in these positions since October 1999. From 1984 until 1999, Mr. O'Malley was an employee of Siemens Medical Systems, Inc. Throughout his employment he served in a variety of technical, sales, marketing and general management roles. At the time of his departure from Siemens, Mr. O'Malley was Vice President/Division Manager of Siemens Medical Systems, Electromedical Division for North America. Prior to joining Siemens, Mr. O'Malley worked as a biomedical engineer at a small privately held company in the Chicago area, selling and supporting medical equipment service and maintenance agreements. Mr. O'Malley received his Associates of Applied Science degree in 1983 from Oakton College in DesPlaines, Illinois and attended DePaul University of Chicago from 1986 until 1991, with an emphasis in Business Management and Marketing.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending April 30, 2000, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned or awarded Tim O'Malley, the President and Chief Executive Officer, and G. Kent Archibald, formerly the President and Chief Executive Officer during the Company's last three fiscal years ended April 30, 1998, 1999, and 2000. No other executive officer of the Company received total salary and bonus compensation in excess of $100,000 for the fiscal year ended 2000.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                             Annual Compensation             Compensation
                                             -------------------             ------------
                                                                              Securities              All Other
    Name and Principal Position        Year     Salary        Bonus       Underlying Options        Compensation
                                                                            (# of shares)(1)
----------------------------------------------------------------------------------------------------------------------

G. Kent Archibald,                     2000     $ 82,922      ----                 ----                $2,488(2)
Former President and Chief             1999      150,000      ----                 ----                 4,500(2)
Executive Officer                      1998      150,000      ----                 ----                 4,500(2)
----------------------------------------------------------------------------------------------------------------------
Tim O'Malley                           2000     $ 96,808      ----              225,000                   ----
President and Chief Executive          1999         ----      ----                 ----                   ----
Officer                                1998         ----      ----                 ----                   ----



(1) Number of shares of Common Stock subject to options that were granted during the year.
(2) Reflects the Company's contribution to executive's individual retirement account under the Company's Simplified Employee Pension Plan.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding options to purchase Medwave common stock granted pursuant to the Medwave Stock Incentive Plan during Medwave's 2000 fiscal year to the persons named in the Summary Compensation Table. No SARs were granted.


                                                                Individual Grants
                         ------------------------------------------------------------------------------------------------
                                             Percent of                                   Potential Realizable Value at
                            Number of          Total                                          Assumed Annual Rates of
         Name              Securities       Options/SARs                                   Stock Price Appreciation For
                           Underlying        Granted to     Exercise or                              Option Term
                          Options/SARs      Employees in     Base Price    Expiration
                           Granted (#)      Fiscal Year        ($/Sh)         Date               5% ($)        10% ($)
-------------------------------------------------------------------------------------------------------------------------


Tim O'Malley                 225,000           49.5%           $6.75        10/04/09            1,092,751     2,639,343
G. Kent Archibald             30,000            6.6%           $6.75        01/12/10              145,676       351,912



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning each exercise of stock options during the year ended April 30, 2000 by each of the executive officers named in the above Summary Compensation Table and the aggregated fiscal year-end value of the unexercised options of each such executive officer.



                                                             Number of Unexercised          Value of Unexercised In-the-
                                                             Securities Underlying          Money Options at Fiscal Year-
                                                        Options at Fiscal Year-End (#)              End ($)(1)
                                                        -----------------------------------------------------------------
                            Shares
                          Acquired on       Value
         Name            Exercise (#)    Realized ($)    Exercisable     Unexercisable    Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------------
G. Kent Archibald            - 0 -         $ - 0 -         435,000          30,000        $2,338,750         $7,500
Tim O'Malley                 - 0 -         $ - 0 -             ---         225,000               ---         $56,250



 (1) Based on the differences between the closing price of the Company's Common Stock at fiscal year-end and the option exercise price.

COMPENSATION OF DIRECTORS

Directors are not currently paid fees for attending meetings. Under the Company's Stock Option Plan, each non-employee director receives an option to purchase 30,000 shares of Common Stock upon his initial election to the Board. Pursuant to such provision, in January 2000 Mr. Archibald received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $6.75 per share, in August 1995 Mr. Dann received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share, in May 1999 Mr. Corneliuson received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $8.94, and in July 1999 Mr. Libbey received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $7.50. Each such option is for a term of ten years and vests over a four-year period. In addition, after three years of service each non-employee director receives a ten-year non-qualified option for 10,000 shares, vesting after one year, each year he or she continues to serve as a director. Mr. Dann received an option for 10,000 shares in November 1998 at an exercise price of $13.50 and an option for 10,000 shares in November 1999 at an exercise price of $6.75.

The Company has non-compete and confidentiality agreements with its employees. In addition, the Company has a letter agreement of employment with Mr. O'Malley. The letter agreement outlines the terms of Mr. O'Malley's stock options and compensation plan. The letter agreement does not provide for any severance benefits. The Company does not have key man life insurance on Mr. O'Malley. The Company does not have an employment agreement with, or key man life insurance on, any other individual.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock of the Company on June 30, 2000 by each of the executive officers named in the Summary Compensation Table set forth in Item 11 by each director, by all directors and current executive officers as a group and by all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated.



Name and Address                            Shares Beneficially    Percent of
                                            Owned(1)               Ownership
--------------------------------------------------------------------------------
John R. Albers                                      451,869             8.2%
3825 Gillon Avenue
Dallas, TX   75205



Name and Address                            Shares Beneficially    Percent of
                                            Owned(1)               Ownership
------------------------------------------------------------------------------

G. Kent Archibald                              609,243(2)             10.3%
4382 Round Lake Road West
Arden Hills, MN   55112

Aaron Boxer Revocable Trust                    504,539                 9.2%
Aaron Boxer, Trustee
5500 Wayzata Boulevard
8th Floor - Suite 800
Minneapolis, MN   55416

William D. Corneliuson                         395,100(3)              7.2%
777 East Wisconsin Avenue
Suite 3020
Milwaukee, WI   53202

Norman Dann                                     40,000(4)               *
4382 Round Lake Road West
Arden Hills, MN   55112

Keith A. Libbey                                 14,200(3)               *
900 Second Avenue South
1100 International Center
Minneapolis, MN 55402

David B. Johnson                               514,400(5)              9.2%
5500 Wayzata Boulevard
8th Floor - Suite 800
Minneapolis, MN   55416

Tim O'Malley                                     None                   *
4382 Round Lake Road West
St. Paul, MN 55112

All Current Executive Officers and           1,118,543(6)             18.5%
Directors as a Group (6 persons)



*    Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such person or group.

(2) Includes options to purchase 435,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of June 30, 2000.

(3) Includes options to purchase 7,500 shares of Common Stock which are currently exercisable or will become excercisable with in 60 days of June 30, 2000.

(4) Such shares are not outstanding but may be purchased upon exercise of options which are currently exercisable or will become exercisable within 60 days of June 30, 2000.

(5) Includes 237,603 shares held by Mr. Johnson's spouse and minor children and 75,000 shares owned by a foundation, over all which he may be deemed to share voting and dispositive power, and warrants to purchase 70,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of June 30, 2000.

(6) Includes options to purchase 545,000 shares of Common Stock which are currently exercisable or will become exercisable within 60 days of June 30, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no related party transactions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
      See Part II, Item 8.

(a)(2)   Exhibits

     See Exhibit Index on page following signatures.

(a)(3)   Financial Statement Schedules

     None

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDWAVE, INC.

Date: July 21, 2000                     By  /s/   Tim O'Malley
                                            -----------------------------
                                            Tim O'Malley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                Title                                             Date

/s/   Tim O'Malley                       President, CEO, and Director                      July 21, 2000
---------------------------------------- (principal executive officer)
Tim O'Malley


/s/   Mark T. Bakko                      Chief Financial Officer                           July 21, 2000
---------------------------------------- (principal financial and accounting officer)
Mark T. Bakko

/s/   G. Kent Archibald                  Director                                          July 21, 2000
----------------------------------------
G. Kent Archibald


/s/   William D. Corneliuson             Director                                          July 21, 2000
----------------------------------------
William D. Corneliuson

/s/   Norman Dann                        Director                                          July 21, 2000
----------------------------------------
Norman Dann


/s/   Keith A. Libbey                    Director                                          July 21, 2000
----------------------------------------
Keith A. Libbey


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  MEDWAVE, INC.

                                  EXHIBIT INDEX
                                       TO
                 FORM 10-K FOR FISCAL YEAR ENDED APRIL 30, 2000


Exhibit
Number        Description
------        -----------
3.1           Amended and Restated Articles of Incorporation - incorporated by reference to Exhibit 3.2 to the Registrant's Registration
              Statement on Form SB-2, Reg. No. 33-96878C*

3.2           Amended and Restated Bylaws - incorporated by reference to
              Exhibit 3.4 to the Registrant's Registration Statement on Form SB-2, Reg. No. 33-96878C*

10.1** Amended and Restated Medwave Stock Option Plan (as amended through August 4, 1998 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998)*

10.2** Forms of Incentive and Nonstatutory Stock Option Agreements under Amended and Restated Stock Option Plan - incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on From 10-KSB for the fiscal year ended April 30, 1996*

10.3 Agreement of Lease dated April 10, 1997 between the Company and The Remada Companies - incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997*

10.4 Agreement dated September 25, 1998 between the Company and an unnamed Company - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998*

10.5** Letter agreement of employment with Timothy O'Malley dated September 9, 1999 and amendment dated September 16, 1999 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999*

10.6 Critical Care Concepts Distributor Agreement - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000*

10.7 Agreement of Lease extension dated November 30, 1999 between the Company and AMB Property, L.P.

23            Consent of Ernst & Young LLP

27            Financial data Schedule (filed in electronic format only)

* Incorporated by reference to a previously filed report or document, SEC File No. 0-28010 unless otherwise indicated

** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K