Form 10-Q
period 2000-07-31
MEDWAVE INC
filed 2000-09-14
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 2000; or

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

As of August 31, 2000, the issuer had 5,499,596 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                            Page


PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance Sheets - April 30, 2000 and July 31, 2000                 2

             Statements of Operations - Three Months Ended July 31, 2000       3
               and 1999 and Period from June 27, 1984 (Inception) to
               July 31, 2000

             Statements of Cash Flows - Three Months Ended July 31, 2000       4
               and 1999 and Period from June 27, 1984 (Inception) to
               July 31, 2000


             Notes to Financial Statements                                     5


  Item 2.    Management's Discussion and Analysis of Financial Condition       5
               and Results of Operations

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk        8

PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings                                                 8

  Item 2.    Changes in Securities                                             8

  Item 3.    Defaults Upon Senior Securities                                   8

  Item 4.    Submission of Matters To A Vote of Security Holders               8

  Item 5.    Other Information                                                 8

  Item 6.    Exhibits and Reports on Form 8-K                                  8

                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                         April 30,             July 31,
                                                                                            2000                 2000
                                                                                       -------------------------------------
                                                                                       (see note 2)        (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                            $1,155,924             $ 823,517
      Short term investments                                                                1,684,841             1,217,679
      Accounts receivable                                                                      99,188                74,645
      Inventories                                                                             257,877               550,251
      Prepaid expenses                                                                         76,596                47,021
                                                                                       -------------------------------------
Total current assets                                                                        3,274,426             2,713,113

Investments                                                                                   400,000               400,000

Property and equipment:
      Research and development equipment                                                      216,464               218,292
      Office Equipment                                                                        109,898               109,898
      Manufacturing and engineering equipment                                                 126,652               126,625
      Sales and marketing equipment                                                            51,536                51,536
      Leasehold improvements                                                                   31,613                31,613
                                                                                       -------------------------------------
                                                                                              536,163               537,964
      Accumulated depreciation                                                              (453,805)             (471,084)
                                                                                       -------------------------------------
                                                                                               82,358                66,880

Patents, net                                                                                   10,005                 7,348
                                                                                       =====================================
Total Assets                                                                               $3,766,789            $3,187,341
                                                                                       =====================================

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                                                      $ 216,067             $ 306,259
      Accrued payroll                                                                          51,057                49,291
                                                                                       -------------------------------------
Total current liabilities                                                                     267,124               355,550

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares -   5,499,396                               16,436,870            16,436,870

      Unrealized gain/(loss) on investments                                                  (10,440)               (9,246)
      Deficit accumulated during the development stage                                   (12,926,765)          (13,595,833)
                                                                                       -------------------------------------
Total shareholders' equity                                                                  3,499,665             2,831,791
                                                                                       -------------------------------------
Total liabilities and shareholders' equity                                                 $3,766,789            $3,187,341
                                                                                       =====================================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                               Period from
                                                                                                              June 27, 1984
                                                                                                               (Inception)
                                                                       Three months ended July 31                  to
                                                                -----------------------------------------
                                                                              2000                  1999      July 31, 2000
                                                                -----------------------------------------  --------------------
Revenue:
      Net Sales                                                          $  84,480            $   40,183          $  1,746,096

Operating expenses:
      Cost of sales and product development                                126,458                53,480             1,914,561
      Research and development                                             260,003               298,679             8,233,199
      Sales and marketing                                                  244,604               134,951             3,663,187
      General and administrative                                           172,684               199,808             4,076,798
                                                                -----------------------------------------  --------------------
Operating loss                                                           (719,269)             (646,735)          (16,141,649)

Other income:
      Interest income                                                       50,205                66,297             1,672,573
      Other income                                                               -                     -             1,500,000
                                                                =========================================  ====================
Net loss                                                               $ (669,064)           $ (580,438)         $(12,969,076)
                                                                =========================================  ====================

Net loss per share - Basic and diluted                                  $   (0.12)            $   (0.11)           $    (4.59)
                                                                =========================================  ====================
Weighted average number of common and
      common equivalent shares outstanding                               5,499,596             5,436,596             2,823,625
                                                                =========================================  ====================

The accompanying notes are an integral part of these financial statements.

                                                   Medwave, Inc.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                                                        Period from
                                                                                                       June 27, 1984
                                                                                                        (Inception)
                                                                        Three months ended July 31          to
                                                                        ----------------------------
                                                                               2000            1999    July 31, 2000
                                                                        ---------------------------- ------------------

Operating activities
Net loss                                                                $ (669,064)     $ (580,438)     $ (12,969,072)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                           17,303          10,907            701,028
      Amortization                                                            2,657           6,350            128,669
      Loss on sale of equipment                                             ---            ---                   7,375
      Issuance of Common Stock for consulting services                      ---            ---                   3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                                 24,543           8,186           (74,645)
         Inventories                                                      (292,374)        (12,848)          (550,251)
         Prepaid expenses                                                    29,575          31,410           (47,021)
         Accounts payable and accrued expenses                               90,192        (37,442)            306,259
         Accrued payroll and related taxes                                  (1,766)        (15,355)             49,291
                                                                        ---------------------------- ------------------
Net cash used in operating activities                                     (798,934)       (589,230)       (12,444,954)

Investing activities
Patent expenditures                                                         ---            ---               (136,017)
Purchase of investments                                                     ---           (480,500)       (38,908,724)
Sales and maturity of investments                                           468,356       1,537,357         37,283,641
Purchase of property and equipment                                          (1,829)         (7,945)          (796,144)
Proceeds from sale of equipment                                             ---            ---                  21,663
                                                                        ---------------------------- ------------------
Net cash used in investing activities                                       466,527       1,048,912        (2,535,581)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock                   ---            ---               4,848,258
Net proceeds from issuance of Common Stock                                  ---            ---              10,955,794
                                                                        ------------  -------------- ------------------
Net cash provided by financing activities                                   ---            ---              15,804,052
                                                                        ---------------------------- ------------------

(Decrease) increase in cash and cash equivalents                          (322,407)         459,682            823,517
Cash and cash equivalents at beginning of period                          1,155,924       1,175,756         ---
                                                                        ============================ ==================
Cash and cash equivalents at end of period                                $ 823,517      $1,635,438          $ 823,517
                                                                        ============================ ==================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                  July 31, 2000


1.    Organization and Description of Business

      Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure of adults, and in the development of related technology and products. Utilizing the Company's proprietary technology, the VASOTRAC(R) system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. The Company also developed a hand-held blood pressure measurement device, the VASOTRAX(TM). The Company submitted a 510(k) to the FDA for review in June 2000. In August 2000, the Company received FDA approval, which allows the Company to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. This hand-held device is based upon the technology used in the Vasotrac System.

2.    Basis of Presentation

      The financial information presented as of July 31, 2000 has been prepared from the books and records without audit. Financial information as of April 30, 2000 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs sixteen full-time employees and one part-time employee. Since its inception, the Company has been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure. Utilizing the Company's proprietary technology, the Vasotrac(R) APM205 system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. The Company also developed a hand-held blood pressure measurement device, the VASOTRAX(TM). The Company submitted a 510(k) to the FDA for review in June 2000. In August 2000, the Company received FDA approval, which allows the Company to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. This hand-held device is based upon the technology used in the Vasotrac System.

The Company has incurred an accumulated deficit of $13,595,833 from its inception through July 31, 2000. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and the Vasotrax hand-held unit as well as related technology. However, there can be no assurance that the Company's products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In late December 1999, the Company entered into an exclusive distribution agreement with 3Ci of Atlanta, Georgia, a national hospital based distributor sales company, for selling the Vasotrac system to the hospital market in the United States. 3Ci is primarily focused in the critical care and operating room departments of the hospital market. Although market visibility for the Vasotrac system from this relationship is noticeably higher than before, the Company has yet to see the order flow which would indicate successful market entry.

In addition, between February 2000 and July 2000 the Company has entered into several international distribution agreements in Germany, Italy, Japan, South Korea, and Taiwan. In the foreign markets, the Company is currently working with the distributors to obtain the necessary government clearances to be able to sell a medical device in those countries. In August 2000, the Company received the CE mark allowing the Company to sell the Vasotrac system in European Union countries.

In June 2000, the Company signed an agreement with Nihon Kohden of Tokyo, Japan. Nihon Kohden is a well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. Nihon Kohden and the Company will work together to prepare the necessary requirements to obtain Ministry of Health approval, which is required prior to sales commencing in the Japanese market. As part of the agreement between the Company and Nihon Kohden, Nihon Kohden issued a purchase order valued at $250,000, which will be completely fulfilled at the time of Ministry of Health approval. A portion of this order will be pre-paid by December 2000, regardless of Ministry of Health status.

The Company focused on building a dealer network so that the Company could seek nationwide and ultimately worldwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building the Company's own employee sales force. The success of the Company's product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets. At this time, dealers have not demonstrated that they will be successful.

The initial response regarding the Vasotrax hand-held unit, from focus groups and limited showings, has been favorable. However, the Company must establish distribution arrangements, and complement those arrangements with a number of "in house" experts. The Vasotrax hand-held product will be targeted at the pre-hospital (EMT and EMS market), the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices).

For the Company to emerge from the development stage, it will depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these additional employees will increase employee-related expenses in excess of $400,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Cash, cash equivalents, and short and long-term investments are being used primarily to continue clinical testing of the Vasotrac system and Vasotrax hand-held unit, to continue manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,100,000 for research and development. Specifically the funds are expected to be used to develop alternative sensors (including sensors for use on pediatrics) and to sustain engineering support for manufacturing and for the continued development of the Vasotrax hand-held unit. In addition, during the next year the Company expects to spend approximately $200,000 for equipment, which would include tooling for production manufacturing scale-up. Even assuming limited sales, the Company believes that the Company's cash, cash equivalents, and short and long-term investments will allow the Company to meet its cash requirements for approximately nine months from July 31, 2000. If the development process for the Company's products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, the sales and marketing costs are higher than expected, or the products are not accepted by the market place, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months ended July 31, 2000 and 1999, respectively. The analysis of liquidity and capital resources compares July 31, 2000 to April 30, 2000.

Operating revenue was $84,500 and $40,200 for the quarter ended July 31, 2000 and 1999, respectively. The operating revenue increase was attributed to the Company's focus on increasing its sales channels in the U.S. and internationally, and selling demonstration equipment to these channels.

Cost of sales and product development was $126,500 and $53,500 for the quarter ended July 31, 2000 and 1999, respectively. The cost of sales and product development increase was attributed to increased unit sales and the cost of gearing up production of the Vasotrac system.

The Company incurred $260,000 and $298,700 for research and development expenses for the quarter ended July 31, 2000 and 1999, respectively. The research and development expense decrease was attributed to the Company's completing research and development of an enhanced Vasotrac system in October of 1999. However, the Company still is incurring research and development costs for its Vasotrax hand-held product and for pediatric use of the Vasotrac system.

The Company incurred $244,600 and $135,000 for sales and marketing expenses for the quarter ended July 31, 2000 and 1999, respectively. The sales and marketing expense increase was primarily attributable to an increase in the number of sales personnel employed by the Company as the Company focuses on increasing its sales channel in the U.S. and internationally.

The Company incurred $172,700 and $199,800 for general and administrative expenses for the quarter ended July 31, 2000 and 1999, respectively. The decrease in general and administrative expenses was primarily attributable to fees paid to outside consultants in 1999.

Interest income was $50,200 and $66,300 for the quarter ended July 31, 2000 and July 31, 1999, respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the Company uses its investment accounts to fund operations.


Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $2,441,196 and $3,240,765 at July 31, 2000 and April 30, 2000, respectively. The
Company incurred cash expenditures of $798,934 for operations for the quarter ended July 31, 2000.

With the Company's cash, cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately nine months from July 31, 2000. The Company has no significant capital expenditure commitments.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
   Not applicable.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES
   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.  OTHER INFORMATION

Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in the Company's other filings with the SEC, have affected and, in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products, the Company's success in creating effective distribution channels for its products, the Company's ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                        27  Financial data schedule

         (B)      REPORTS ON FORM 8K:
                        No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2000

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    September 13, 2000                Medwave, Inc.


                                   By:     /s/ Timothy J. O'Malley
                                           Timothy J. O'Malley
                                           President and Chief Executive Officer


                                           /s/ Mark T. Bakko
                                           Mark T. Bakko
                                           Chief Financial Officer

                                  EXHIBIT INDEX


                                  MEDWAVE, INC.

                                    FORM 10-Q

                                FOR QUARTER ENDED
                                  JULY 31, 2000




Exhibit No.          Description


27                   Financial Data Schedule (filed in electronic format only)