Form 10-Q
period 2000-10-31
MEDWAVE INC
filed 2000-12-15
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended October 31, 2000; or

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 30, 2000, the issuer had 5,499,596 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                            Page


PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - April 30, 2000 and October 31, 2000               2

            Statements of Operations - Three Months Ended October 31, 2000     3
            and 1999, Six Months Ended October 31, 2000 and 1999, and
            Period from June 27, 1984 (Inception) to October 31, 2000

            Statements of Cash Flows - Three Months Ended October 31, 2000     4
            and 1999, Six Months Ended October 31, 2000 and 1999 and
            Period from June 27, 1984 (Inception) to October 31, 2000


            Notes to Financial Statements                                      5


  Item 2.   Management's Discussion and Analysis of Financial Condition        5
               and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk         8

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                  8

  Item 2.   Changes in Securities And Use Of Proceeds                          8

  Item 3.   Defaults Upon Senior Securities                                    8

  Item 4.   Submission of Matters To A Vote of Security Holders                8

  Item 5.   Other Information                                                  8

  Item 6.   Exhibits and Reports on Form 8-K                                   8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                              April 30,           October 31,
                                                                2000                 2000
                                                            --------------------------------
                                                            (see note 2)        (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                             $  1,155,924       $    986,829
      Short term investments                                   1,684,841            702,613
      Accounts receivable                                         99,188            116,715
      Inventories                                                257,877            548,843
      Prepaid expenses                                            76,596             31,687
                                                            ------------       ------------
Total current assets                                           3,274,426          2,386,687

Investments                                                      400,000               --

Property and equipment:
      Research and development equipment                         216,464            218,292
      Office Equipment                                           109,898            113,086
      Manufacturing and engineering equipment                    126,652            258,684
      Sales and marketing equipment                               51,536             51,536
      Leasehold improvements                                      31,613             31,613
                                                            ------------       ------------
                                                                 536,163            673,211
      Accumulated depreciation                                  (453,805)          (487,596)
                                                            ------------       ------------
                                                                  82,358            185,615

Patents, net                                                      10,005              4,691
                                                            ------------       ------------
Total Assets                                                $  3,766,789       $  2,576,993
                                                            ============       ============

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                      $    216,067       $    316,404
      Accrued payroll                                             51,057             36,214
      Deferred revenue                                              --              138,415
                                                            ------------       ------------
Total current liabilities                                        267,124            491,033

Shareholders' equity:
      Common Stock, no par value:
            Authorized shares--50,000,000
            Issued and outstanding shares - 5,499,396         16,436,870         16,436,870

      Unrealized gain/(loss) on investments                      (10,440)            (4,590)
      Deficit accumulated during the development stage       (12,926,765)       (14,346,320)
                                                            ------------       ------------
Total shareholders' equity                                     3,499,665          2,085,960
                                                            ------------       ------------

Total liabilities and shareholders' equity                  $  3,766,789       $  2,576,993
                                                            ============       ============

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                   June 27, 1984
                                               Three months ended October 31      Six months ended October 31      (Inception)
                                               -----------------------------     -----------------------------         to
                                                    2000             1999             2000             1999       October 31, 2000
                                               -----------------------------     -----------------------------     ------------
Revenue:
      Net Sales                                $     95,250     $     80,016     $    179,730     $    120,199     $  1,841,346

Operating expenses:
      Cost of sales and product development         105,694          112,660          232,152          166,139        2,020,255
      Research and development                      303,088          290,383          563,091          589,060        8,536,287
      Sales and marketing                           323,558          152,950          568,162          287,901        3,986,745
      General and administrative                    146,089          180,785          318,773          380,592        4,222,885
                                               -----------------------------     -----------------------------     ------------
Operating loss                                     (783,179)        (656,762)      (1,502,448)      (1,303,493)     (16,924,826)

Other income:
      Interest income                                32,692           36,748           82,894          103,045        1,705,265
      Other income                                     --               --               --               --          1,500,000
                                               -----------------------------     -----------------------------     ------------
Net Loss                                       ($   750,487)    ($   620,014)    ($ 1,419,554)    ($ 1,200,448)    ($13,719,561)
                                               =============================     =============================     ============

Net loss per share - basic and diluted         ($      0.14)    ($      0.11)    ($      0.26)    ($      0.22)    ($      4.79)
                                               =============================     =============================     ============
Weighted average number of common and
      common equivalent shares outstanding        5,499,596        5,468,166        5,499,596        5,452,300        2,864,863
                                               =============================     =============================     ============


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                        Period from
                                                                                                                       June 27, 1984
                                                                                                                        (Inception)
                                                    Three months ended October 31     Six months ended October 31           to
                                                   ---------------------------------------------------------------      October 31,
                                                        2000             1999            2000              1999             2000
                                                   ---------------------------------------------------------------     -------------
Operating activities
Net loss                                           $   (750,487)    $   (620,014)    $ (1,419,554)    $ (1,200,448)    $(13,719,561)
Adjustments to reconcile net loss to
   net cash provided (used) in operating activities:
      Depreciation                                       16,747           12,160           34,050           23,067          717,775
      Amortization                                        2,657            6,350            5,314           12,700          131,326
      Loss on sale of equipment                            --               --               --               --              7,375
      Issuance of Common Stock for consulting
      services                                             --               --               --               --           ---3,413
      Changes in operating assets and liabilities:
         Accounts receivable                            (42,070)         (23,090)         (17,527)         (14,904)        (116,715)
         Inventories                                      1,408          (54,148)        (290,966)         (66,996)        (548,843)
         Prepaid expenses                                15,334           27,563           44,909           58,973          (31,687)
         Accounts payable and accrued expenses           10,145          (11,580)         100,337          (49,022)         316,404
         Accrued payroll and related taxes              (13,077)           5,446          (14,843)          (9,909)          36,214
         Deferred income                                138,415             --            138,415             --            138,415
                                                   ---------------------------------------------------------------     -------------
Net cash used in operating activities                  (620,928)        (657,313)      (1,419,865)      (1,246,539)     (13,065,884)

Investing activities
Patent expenditures                                        --               --               --               --           (136,017)
Purchase of investments                                    --           (388,464)            --           (868,964)     (38,908,724)
Sales and maturity of investments                       919,902          775,405        1,388,271        2,312,758       38,203,545
Purchase of property and equipment                     (135,662)         (59,701)        (137,501)         (67,646)        (931,806)
Proceeds from sale of equipment                            --               --               --               --             21,663
                                                   ---------------------------------------------------------------     -------------
Net cash provided (used) in investing activities        784,240          327,240        1,250,770        1,376,148       (1,751,339)

Financing activities
Net proceeds from issuance of
Convertible Preferred Stock                                --               --               --               --          4,848,258
Net proceeds from issuance of Common Stock                 --            142,250             --            142,250       10,955,794
                                                   ---------------------------------------------------------------     -------------
Net cash provided by financing activities                  --            142,250             --            142,250       15,804,052
                                                   ---------------------------------------------------------------     -------------

(Decrease) increase in cash and cash equivalents        163,312         (187,823)        (169,095)         271,859          986,829
Cash and cash equivalents at beginning of period        823,517        1,635,438        1,155,924        1,175,756             --
                                                   ---------------------------------------------------------------     -------------
Cash and cash equivalents at end of period         $    986,829     $  1,447,615     $    986,829     $  1,447,615     $    986,829
                                                   ===============================================================     =============


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                October 31, 2000


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

2.    Basis of Presentation

      The financial information presented as of October 31, 2000 has been prepared from the books and records without audit. Financial information as of April 30, 2000 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs seventeen full-time employees and one part-time employee. Since its inception, the Company has been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure. Utilizing the Company's proprietary technology, the Vasotrac(R) APM205 system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. The Company also developed a hand-held blood pressure measurement device, the VASOTRAX(TM). The Company submitted a 510(k) to the FDA for review in June 2000. In August 2000, the Company received FDA approval, which allows the Company to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. This hand-held device is based upon the technology used in the Vasotrac System.

The Company has incurred an accumulated deficit of $14,346,320 from its inception through October 31, 2000. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

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

In June 2000, the Company signed an agreement for distribution of the Vasotrac 205A System with Nihon Kohden of Tokyo, Japan. Nihon Kohden is a well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. Nihon Kohden and the Company will work together to prepare the necessary requirements to obtain Ministry of Health approval, which is required prior to sales commencing in the Japanese market. As part of the agreement between the Company and Nihon Kohden, Nihon Kohden issued a purchase order valued at $250,000, which will be completely fulfilled at the time of Ministry of Health approval. A portion of this order will be pre-paid by December 2000, regardless of Ministry of Health status.

In September 2000, the Company signed what it hopes to be the first of many OEM agreements. This first OEM agreement is with Nihon Kohden and calls for the Company to develop and produce a Vasotrac module which will be integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the next 18 months, and paid the Company a down payment of $125,000, which was received in October 2000. This payment has been treated as deferred revenue on the balance sheet.

During November 2000, the Company continued its distribution expansion by finalizing an agreement exclusive for distribution of the Vasotrac 205A System in the Canadian market, with Medicana Inc, of Montreal. The Company is in the process of receiving Canadian regulatory approval for the sale of the Vasotrac 205A System, and expects to receive approval in the next several months.

At the end of November 2000, the Company began shipments of its Vasotrax hand held unit. The Company continues to receive a tremendous amount of interest in the Vasotrax, and intends over the next several months to introduce numerous accessory products for the Vasotrax, such as more options for battery charging, carrying cases, and data downloading software. The company is presently in discussions with several companies regarding distribution possibilities with the Vasotrax, in a variety of market segments and geographic locations.

For the Company to emerge from the development stage, it will depend on its ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that the Company will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees. The Company preliminarily estimates that these additional employees will increase employee-related expenses in excess of $200,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and the Company's distribution methods.

Cash, cash equivalents, and short-term investments are being used primarily to continue clinical testing of the Vasotrac system and Vasotrax hand-held unit, to continue manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,100,000 for research and development. Specifically the funds are expected to be used to develop alternative sensors (including sensors for use on pediatrics) and to sustain engineering support for manufacturing and for the continued development of the Vasotrax hand-held unit. No significant amount of equipment is expected to be required. The Company believes that the Company's cash, cash equivalents, and short-term investments will allow the Company to meet its cash requirements for approximately six months from October 31, 2000. If the development process for the Company's products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, the sales and marketing costs are higher than expected, or the products are not accepted by the market place, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

Results of Operations

The results of operations compares the three months and six months ended October 31, 2000 and 1999, respectively. The analysis of liquidity and capital resources compares October 31, 2000 to April 30, 2000.

Operating revenue was $95,300 and $80,000 for the quarter ended October 31, 2000 and 1999, respectively. Operating revenue was $180,000 and $120,200 for the six months ended October 31, 2000 and 1999, respectively. The operating revenue increase was attributed to the increase in unit sales of the Vasotrac(R) 205A System.

Cost of sales and product development was $105,700 and $112,700 for the quarter ended October 31, 2000 and 1999, respectively. Cost of sales and product development was $232,200 and $166,100 for the six months ended October 31, 2000 and 1999, respectively. The cost of sales and product development decrease was attributed to a slight decrease in per unit cost for the quarter ended October 31, 2000. The increase for six months ended October 31, 2000 was attributed to an increase in unit sales during the first quarter and the cost of gearing up production of the Vasotrac.

The Company incurred $303,100 and $290,400 for research and development expenses for the quarter ended October 31, 2000 and 1999 respectively. The Company incurred $563,100 and $589,100 for research and development expenses for the six months ended October 31, 2000 and 1999, respectively. The research and development expense increase for the quarter was attributed to the research and development of the Vasotrac OEM module. The research and development expense decrease for the six months was attributed to the Company completing research and development of an enhanced Vasotrac system in first quarter, 1999.

The Company incurred $323,600 and $153,000 for sales and marketing expenses for the quarter ended October 31, 2000 and 1999, respectively. The Company incurred $568,200 and $287,900 for sales and marketing expenses for the six months ended October 31, 2000 and 1999, respectively. The sales and marketing expense increase was attributable to the increase in the number of sales representatives employed by the Company.

The Company incurred $146,100 and $180,800 for general and administrative expenses for the quarter ended October 31, 2000 and 1999, respectively. The Company incurred $318,800 and $380,500 for the six months ended October 31, 2000 and 1999, respectively. The decrease in general and administrative expenses was primarily attributable to fees paid to outside consultants in 1999.

Interest income was $32,700 and $36,700 for the quarter ended October 31, 2000 and October 31, 1999, respectively. Interest income was $82,900 and $103,000 for the six months ended October 31, 2000 and 1999, respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the Company uses its investment accounts to fund operations.


Liquidity and Capital Resources

The Company's cash, cash equivalents, and short- and long-term investments were $1,689,442 and $3,240,765 at October 31, 2000 and April 30, 2000, respectively.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately six months from October 31, 2000.
The Company has no significant capital expenditure commitments.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                        27  Financial data schedule

         (B)      REPORTS ON FORM 8K:
                        No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2000


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    December 15, 2000           Medwave, Inc.


                                     By:    /s/ Timothy J. O'Malley
                                         Timothy J. O'Malley
                                         President and Chief Executive Officer


                                           /s/ Mark T. Bakko
                                         Mark T. Bakko
                                         Chief Financial Officer