Form 10-Q
period 2001-01-31
MEDWAVE INC
filed 2001-03-19
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 2001; or

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 28, 2001, the issuer had 5,500,789 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX


                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Balance Sheets - April 30, 2000 and January 31, 2001                            2

                  Statements of Operations - Three Months Ended January 31, 2001                  3
                     and 2000, Nine Months Ended January 31, 2001 and 2000, and Period
                     from June 27, 1984 (Inception) to January 31, 2001

                  Statements of Cash Flows - Three Months Ended January 31, 2001                  4
                     and 2000, Nine Months Ended January 31, 2001 and 2000, and
                     Period from June 27, 1984 (Inception) to January 31, 2001


                  Notes to Financial Statements                                                   5


  Item 2.         Management's Discussion and Analysis of Financial Condition                     5
                     and Results of Operations

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                      8

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                                               9

  Item 2.         Changes in Securities And Use Of Proceeds                                       9

  Item 3.         Defaults Upon Senior Securities                                                 9

  Item 4.         Submission of Matters To A Vote of Security Holders                            10

  Item 5.         Other Information                                                              10

  Item 6.         Exhibits and Reports on Form 8-K                                               10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                             April 30,             January 31,
                                                               2000                   2001
                                                          ---------------       ----------------
                                                            (unaudited)            (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                $1,155,924               $388,345
    Short term investments                                    1,684,841                461,659
    Accounts receivable                                          99,188                127,902
    Inventories                                                 257,877                581,531
    Prepaid expenses                                             76,596                226,702
                                                          ---------------       ----------------
Total current assets                                          3,274,426              1,786,139

Investments                                                     400,000                      -

Property and equipment
    Research and development equipment                          216,464                218,292
    Office Equipment                                            109,898                113,086
    Manufacturing and engineering equipment                     126,652                258,504
    Sales and marketing equipment                                51,536                 54,269
    Leasehold improvements                                       31,613                 31,613
                                                          ---------------       ----------------
                                                                536,163                675,764
    Accumulated depreciation                                   (453,805)              (523,621)
                                                          ---------------       ----------------
                                                                 82,358                152,143

Patents, net                                                     10,005                  2,034
                                                          ---------------       ----------------
Total Assets                                                 $3,766,789             $1,940,316
                                                          ---------------       ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                         $  216,067             $  310,354
    Accrued payroll                                              51,057                 66,972
    Deferred Revenue                                                  -                218,001
                                                          ---------------       ----------------
Total current liabilities                                       267,124             $  595,327

Shareholders' equity:
    Common Stock, to par value:
        Authorized shares-50,000,000
        Issued and outstanding shares-5,499,596              16,436,870             16,436,870

    Unrealized gain/(loss) on investments                       (10,440)                (1,885)
    Deficit accumulated during the
        development stage                                   (12,926,765)           (15,089,996)
                                                          ---------------       ----------------
Total shareholders' equity                                    3,499,665              1,344,989
                                                          ---------------       ----------------
Total liabilities and shareholders' equity                   $3,766,789           $  1,940,316
                                                          ===============       ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (UNAUDITED)

                                                                                                             Period from
                                                                                                            June 27, 1984
                                         Three months ended January 31     Nine months ended January 31      (inception)
                                         -----------------------------     ----------------------------           to
                                              2001           2000               2001           2000        January 31, 2001
                                         --------------  -------------     --------------  ------------    ----------------
Revenue
    Net Sales                                164,707        $250,824        $   344,437    $   371,023          2,006,053

Operating expenses:
    Cost of sales and product development    189,778         278,678            421,931        444,838          2,210,033
    Research and development                 332,275         265,320            895,366        854,380          8,868,562
    Sales and marketing                      259,294         239,854            827,457        527,735          4,246,039
    General and administrative               147,503         161,930            466,274        542,523          4,370,388
                                         --------------  -------------     --------------  ------------    ----------------
Operating loss                              (764,143)       (694,958)        (2,366,591)    (1,998,453)       (17,688,969)

Other income:
    Interest income                           20,467          75,994            103,360        179,039          1,725,732
    Other income                                   -               -                  -              -          1,500,000
                                         --------------  -------------     --------------  ------------    ----------------
Net Loss                                   ($743,676)      ($618,964)       ($2,163,231)   ($1,819,414)       (14,463,237)
                                         ==============  =============     ==============  ============    ================

Net loss per share-basic and diluted        $  (0.14)       $  (0.11)        $    (0.39)    $    (0.33)      $      (4.98)
                                         ==============  =============     ==============  ============    ================
Weighted average number of common and
    common equivalent shares outstanding   5,499,596       5,499,596          5,499,596      5,468,127          2,904,849
                                         ==============  =============     ==============  ============    ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 Medwave, Inc.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                  (UNAUDITED)

                                                                                                             Period from
                                                                                                            June 27, 1984
                                         Three months ended January 31     Nine months ended January 31      (inception)
                                         -----------------------------     ----------------------------           to
                                              2001           2000               2001           2000        January 31, 2001
                                         --------------  -------------     --------------  ------------    ----------------
OPERATING ACTIVITIES
Net loss                                  $  (743,676)    $ (618,964)       $(2,163,231)   $(1,819,414)      $(14,463,237)
Adjustments to reconcile net loss to
  net cash provided (used) in operating
  activities:
    Depreciation                               36,207         18,398             70,257         41,465            753,982
    Amortization                                2,657          2,655              7,972         15,355            133,983
    Loss on sale of equipment                       -              -                  -              -              7,375
    Issuance of Common Stock for
      consulting services                           -              -                  -              -              3,413
    Changes in operating assets and
      liabilities:
      Accounts receivable                     (11,187)      (179,993)           (28,714)      (194,897)          (127,902)
      Inventories                             (32,688)        53,082           (323,654)       (13,914)          (581,531)
      Prepaid expenses                       (195,015)       (93,211)          (150,106)       (34,238)          (226,702)
      Accounts payable and accrued
        expenses                               (6,050)       114,711             94,287         65,689            310,354
      Accrued payroll and related taxes        30,758          3,925             15,915         (5,984)            66,972
      Deferred income                          79,586              -            218,001              -            218,001
                                         --------------  -------------     --------------  ------------    ----------------
Net cash used in operating activities        (839,408)      (699,397)        (2,259,273)    (1,945,938)       (13,905,292)

INVESTING ACTIVITIES
Patent expenditures                                 -              -                  -              -           (136,017)
Purchase of investments                             -       (422,493)                 -     (1,291,457)       (38,908,724)
Sales and maturity of investments             243,647      1,632,511          1,631,918      3,945,272         38,447,192
Purchase of property and equipment             (2,723)        (5,567)          (140,224)       (73,214)          (934,529)
Proceeds from sale of equipment                     -              -                  -              -             21,663
                                         --------------  -------------     --------------  ------------    ----------------
Net cash provided (used) in investing
  activities                                  240,924      1,204,451          1,491,694      2,580,601         (1,510,415)

FINANCING ACTIVITIES
Net proceeds from issuance
Convertible Preferred Stock                         -              -                  -              -          4,848,258
Net proceeds from issuance of Common
  Stock                                             -              -                  -        142,250         10,955,794
                                         --------------  -------------     --------------  ------------    ----------------
Net cash provided by financing
  activities                                        -              -                  -        142,250         15,804,052
                                         --------------  -------------     --------------  ------------    ----------------
(Decrease) increase in cash and
  cash equivalents                           (598,484)       505,054           (767,579)       776,913            388,345
Cash and cash equivalents at beginning
  of period                                   986,829      1,447,615          1,155,924      1,175,756                  -
                                         --------------  -------------     --------------  ------------    ----------------
Cash and cash equivalents at end
  of period                                $  388,345     $1,952,669         $  388,345     $1,952,669        $   388,345
                                         ==============  =============     ==============  ============    ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements
                                January 31, 2001


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure of adults, and in the development of related technology and products. Utilizing the Company's proprietary technology, the Vasotrac(R) system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. The Company also developed a hand-held blood pressure monitor, the Vasotrax(TM). In August 2000, the Company received FDA approval, which allows the Company to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. This hand-held monitor is based upon the technology used in the Vasotrac system. The Company has also entered into several distribution agreements in Europe and Asia, which are in various stages of market introduction, depending on local government regulation approvals.

2.       BASIS OF PRESENTATION

         The financial information presented as of January 31, 2001 has been prepared from the books and records without audit. Financial information as of April 30, 2000 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

GENERAL

The Company, which was formed in 1984, is a development stage company that currently employs eighteen full-time employees. Since its inception, the Company has been engaged exclusively in the development of devices for monitoring and measuring blood pressure. Utilizing the Company's proprietary technology, the Vasotrac(R) APM205A system monitors blood pressure, providing new readings approximately every fifteen heartbeats. The Company believes that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. The Company also developed a hand-held blood pressure monitor, the Vasotrax(TM). The Company submitted a 510(k) to the FDA for review in June 2000. In August 2000, the Company received FDA approval, which has allowed the Company to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. This hand-held monitor is based upon the technology used in the Vasotrac system.

The Company has incurred an accumulated deficit of $15,089,996 from its inception through January 31, 2001. Additional losses from development, testing, regulatory compliance, sales, and other expenses are expected to be incurred by the Company at least until it emerges from the development stage.

The Company's success is dependent upon the successful development and marketing of the Vasotrac system and the Vasotrax hand-held monitor as well as related technology. However, there can be no assurance that the Company's products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

The Company has focused on building a dealer network so that the Company could seek nationwide and ultimately worldwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building the Company's own employee sales force. The Company has also began hiring a core team of sales representatives to work with the dealer network. The success of the Company's product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets. At this time, dealers have not demonstrated that they will be successful.

In late December 1999, the Company entered into a distribution agreement with 3Ci of Atlanta, Georgia, a national hospital based distributor sales company, for selling the Vasotrac system to the hospital market in the United States. This agreement was converted to a non-exclusive distribution agreement in December 2000, so that the Company could increase the number of direct sales employees and expand its distribution network. 3Ci is primarily focused in the critical care and operating room departments of the hospital market. Although market visibility for the Vasotrac system from this relationship is noticeably higher than before, the Company has yet to see the order flow which would indicate successful market entry. In addition, in the fall of 2000, the Company entered into a non-exclusive agreement with 3Ci for the sale of the Vasotrax hand-held monitor to the hospital market in the United States.

In addition, between February 2000 and January 2001 the Company has entered into several international distribution agreements in Austria, Canada, China, Germany, Hong Kong, Italy, Japan, Norway, South Korea, Spain, Sweden, Switzerland, and Taiwan. In the Asian markets, the Company is currently working with the distributors to obtain the necessary government clearances to be able to sell the Company's Vasotrac system and Vasotrax hand-held monitor in those countries. In August 2000, the Company received the CE mark allowing the Company to sell the Vasotrac system in European Union countries. In January 2001, the Company received the necessary approvals to be able to sell into the Canadian market.

In June 2000, the Company signed an agreement for distribution of the Vasotrac APM205A System with Nihon Kohden of Tokyo, Japan. Nihon Kohden is a well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. Nihon Kohden and the Company have worked together to prepare the necessary requirements to obtain Ministry of Health approval, which is required prior to sales commencing in the Japanese market. As part of the agreement between the Company and Nihon Kohden, Nihon Kohden issued a purchase order valued at $250,000, which will be completely fulfilled at the time of Ministry of Health approval. A portion of this order was pre-paid during the quarter. This payment has been treated as deferred revenue on the balance sheet.

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

At the end of November 2000, the Company began shipments of its Vasotrax hand held monitor. The Company intends, over the next several months, to introduce numerous accessory products for the Vasotrax, such as more options for battery charging, carrying cases, and data downloading software. The Company is presently in discussions with several companies regarding distribution possibilities with the Vasotrax, in a variety of market segments and geographic locations.

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

Cash and cash equivalents, and short and long-term investments are being used primarily to finance continued clinical testing of the Vasotrac system and Vasotrax hand-held monitor, to continue manufacturing and marketing, to conduct any additional research and product development efforts that may be necessary, and to provide working capital. Over the next twelve months, the Company expects to spend in excess of $1,300,000 for research and development. Specifically, the funds are expected to be used to develop alternative sensors (including sensors for use on pediatrics), to continued development of the hand-held product, to sustain engineering support for manufacturing, for continued development of the Vasotrac system, and for the development of the Vasotrac OEM module. No significant amount of equipment is expected to be required. As of January 31, 2001, the Company had cash, cash equivalents, and short and long-term investments that the Company believed would have allowed it to meet its cash requirements for approximately three months. If the development and marketing process for the Company's products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, the sales and marketing costs are higher than expected, or the products are not accepted by the market place, the Company may require additional capital at an earlier date. Such capital may be sought through bank borrowing, equipment financing, equity financing, and other methods. The Company's financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from its anticipated expenses could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to the Company or its security holders. In addition, any such financing could result in substantial dilution to then existing security holders.

RESULTS OF OPERATIONS

The results of operations compares the three months and nine months ended January 31, 2001 and 2000, respectively. The analysis of liquidity and capital resources compares January 31, 2001 to April 30, 2000.

Operating revenue was $164,700 and $250,800 for the quarter ended January 31, 2001 and 2000, respectively. Operating revenue was $344,400 and $371,000 for the nine months ended January 31, 2001 and 2000, respectively. The operating revenue decrease was due to a decrease in the number of units sold.

The sales for the quarter ended January 31, 2000 were primarily dealer demonstration units to be used by the dealer's employees in the sales process.

Cost of sales and product development was $189,800 and $278,700 for the quarter ended January 31, 2001 and 2000, respectively. Cost of sales and product development was $421,900 and $444,800 for the nine months ended January 31, 2001 and 2000, respectively. The cost of sales and product development decrease was attributable to a decrease in the number of units sold. Costs associated with the Company's development of the Vasotrax hand-held monitor and enhanced Vasotrac system are reflected in the Company's research and development expense.

The Company incurred $332,300 and $265,300 for research and development expenses for the quarter ended January 31, 2001 and 2000, respectively. The Company incurred $895,400 and $854,400 for research and development expenses for the nine months ended January 31, 2001 and 2000, respectively. The research and development expense increase was primarily attributed to the cost related to the Company's development of an OEM module, the on going cost of a pediatric study, and the development of the Vasotrax hand-held unit.

The Company incurred $259,300 and $239,900 for sales and marketing expenses for the quarter ended January 31, 2001 and 2000, respectively. The Company incurred $827,500 and $527,700 for sales and marketing expenses for the nine months ended January 31, 2001 and 2000, respectively. The sales and marketing expense increase was primarily attributed to the hiring of additional sales and marketing personnel as discussed previously.

The Company incurred $147,500 and $161,900 for general and administrative expenses for the quarter ended January 31, 2001 and 2000, respectively. The Company incurred $466,300 and $542,500 for the nine months ended January 31, 2001 and 2000, respectively. The general and administrative expense decrease was attributable to costs of hiring a new President and CEO in the quarter ended January 31, 2000.

Interest income was $20,500 and $76,000 for the quarter ended January 31, 2001 and January 31, 2000, respectively. Interest income was $103,360 and $179,000 for the nine months ended January 31, 2001 and 2000, respectively. The decrease reflects lower cash, cash equivalents, and short and long-term investments as the result of the Company's use of its investments to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short and long-term investments were $850,004 and $3,240,765 at January 31, 2001 and April 30, 2000, respectively.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately three months from January 31, 2001. The Company has no significant capital expenditure commitments.

Cash flows used in operations increased to $2,259,300 in the first nine months of fiscal year 2001 from $1,945,900 in the first nine months of fiscal year 2000. In both nine-month periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. Increases in inventory, primarily due to the Company preparing for future anticipated sales as the result of the Company signing agreements with foreign distributors and the Company starting production on the Vasotrax hand-held blood pressure monitor, and in prepaid expenses primarily the result of deposit on a future inventory purchase and prepaid insurance costs, were the primary use of cash in operations for the nine months ended January 31, 2001. Increases in accounts receivable, primarily due to the Company selling dealer demonstration units, were the primary use of cash in operations for the nine months ended January 31, 2000. These uses in cash were partially offset by increasing in deferred income, primarily due to the Company's contract with Nihon Kodhen for OEM modules and a distributions agreement for the Japanese market, for the nine months ended 2001, and increases in accounts payable, primarily form increased trade payables, for the nine months ended 2001 and 2000.

Net investing activities used $140,000 and $73,000 of cash in the nine months ended January 31, 2001 and 2000, respectively, for property and equipment additions, primarily for production tooling and molding for the Company's products, provided cash of $1,631,900 and a net of $2,653,800 for the nine months ended January 31, 2001 and 2000, respectively primarily due to the conversion of marketable securities into cash.

Cash provided by financing activities totaled none and $142,300 for the nine months ended January 31, 2001 and 2000, respectively, as the result of proceeds for the exercise of stock options previously granted under stock option plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES
   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) On January 17, 2001, the Company held its annual meeting of shareholders. The Company's shareholders elected the following five persons as directors, each to serve until the next annual meeting of shareholders or until their successor is elected and qualified:

Election of Directors                      Votes For            Votes Withheld
------------------------------------ --------------------- ------------------------
G. Kent Archibald                           4,563,179                7,250
William Corneliuson                         4,568,179                2,250
Norman Dann                                 4,568,179                2,250
Keith Libbey                                4,568,179                2,250
Timothy O'Malley                            4,568,179                2,250

         b) A proposal to set the number of directors at five was adopted by a vote of 4,553,229 shares in favor, with 15,200 shares against, 2,000 shares abstaining and no broker non-votes.

ITEM 5.  OTHER INFORMATION

Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in the Company's other filings with the SEC, have affected and, in the future could affect, the Company's actual results: resistance to the acceptance of new medical products; the market acceptance of the Vasotrac system, the Vasotrax hand-held unit, or other products of the Company; hospital budgeting cycles; the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products; the Company's success in creating effective distribution channels for its products; the Company's ability to scale up its manufacturing process; and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (A)      EXHIBITS:
                  None
         (B)      REPORTS ON FORM 8K:
                           No reports on Form 8-K were filed by the Company during the quarter ended January 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2001              Medwave, Inc.

                                           /s/ TIM O'MALLEY
                                           -------------------------------------
                                  By:      Timothy O'Malley
                                           President and Chief Executive Officer

                                           /s/ MARK T. BAKKO
                                           -------------------------------------
                                           Mark T. Bakko
                                           Chief Financial Officer