Form 10-Q
period 2001-07-31
MEDWAVE INC
filed 2001-09-14
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended July 31, 2001; or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

As of August 31, 2001, the issuer had 6,921,586 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Balance Sheets - April 30, 2001 and July 31, 2001                 2

             Statements of Operations - Three Months Ended July 31, 2001       3
                and 2000 and Period from June 27, 1984 (Inception) to
                July 31, 2001

             Statements of Cash Flows - Three Months Ended July 31, 2001       4
                and 2000 and Period from June 27, 1984 (Inception) to
                July 31, 2001


             Notes to Financial Statements                                     5


 Item 2.     Management's Discussion and Analysis of Financial Condition       5
                and Results of Operations

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk        9

PART II. OTHER INFORMATION

 Item 1.     Legal Proceedings                                                 9

 Item 2.     Changes in Securities                                             9

 Item 3.     Defaults Upon Senior Securities                                   9

 Item 4.     Submission of Matters To A Vote of Security Holders               9

 Item 5.     Other Information                                                 9

 Item 6.     Exhibits and Reports on Form 8-K                                 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MEDWAVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                  APRIL 30,             JULY 31,
                                                                    2001                  2001
                                                              -------------------------------------
                                                              (see note 2)        (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                   $1,116,589            $4,795,150
      Accounts receivable                                            208,009               184,126
      Inventories                                                    467,632               467,782
      Prepaid expenses                                               193,609               114,609
                                                              -------------------------------------
Total current assets                                               1,985,839             5,561,667



Property and equipment:
      Research and development equipment                             218,292               208,527
      Office Equipment                                               113,086               113,086
      Manufacturing and engineering equipment                        285,504               281,978
      Sales and marketing equipment                                   54,269                54,269
      Leasehold improvements                                          31,613                31,613
                                                              -------------------------------------
                                                                     702,764               689,473
      Accumulated depreciation                                      (557,813)             (572,312)
                                                              -------------------------------------
                                                                     144,951               117,161


                                                              -------------------------------------
Total Assets                                                      $2,130,790            $5,678,828
                                                              =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
      Accounts payable                                             $ 278,887             $ 126,915
      Accrued payroll                                                 45,666                46,507
      Deferred Revenue                                               199,690               197,775
                                                              -------------------------------------
Total current liabilities                                            524,243               371,197

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares -                  17,385,956            21,752,104
                   April 30, 2001 - 5,734,049
                   July 31, 2001  - 6,921,586
      Deficit accumulated during the development stage           (15,779,409)          (16,444,473)
                                                              -------------------------------------
Total shareholders' equity                                         1,606,547             5,307,631
                                                              -------------------------------------

Total liabilities and shareholders' equity                        $2,130,790            $5,678,828
                                                              =====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (UNAUDITED)

                                                                                                  Period from
                                                                                                 June 27, 1984
                                                         Three months ended July 31               (Inception)
                                                  --------------------------------------               to
                                                            2001                   2000          July 31, 2001
                                                  --------------------------------------       ------------------
Revenue:
      Net Sales                                       $  172,891             $   84,480             $  2,389,740

Operating expenses:
      Cost of sales and product development              157,895                126,458                2,568,009
      Research and development                           133,917                260,003                9,249,798
      Sales and marketing                                412,181                244,604                4,987,913
      General and administrative                         171,773                172,684                4,678,448
                                                  --------------------------------------       ------------------
Operating loss                                          (702,875)              (719,269)             (19,094,428)

Other income:
      Interest income                                     37,811                 50,205                1,776,715
      Other income                                          -                      -                   1,500,000
                                                  --------------------------------------       ------------------
Net loss                                              $ (665,064)            $ (669,064)            $(15,817,713)
                                                  ======================================       ==================

Net loss per share - Basic and diluted                $    (0.10)            $    (0.12)            $      (5.28)
                                                  ======================================       ==================
Weighted average number of common and
      common equivalent shares outstanding             6,360,851              5,499,596                2,993,974
                                                  ======================================       ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (UNAUDITED)


                                                                                                                Period from
                                                                                                               June 27, 1984
                                                                                 Three months ended July 31     (Inception)
                                                                                ---------------------------          to
                                                                                      2001            2000     July 31, 2001
                                                                                ---------------------------    -------------
OPERATING ACTIVITIES
Net loss                                                                        $ (665,064)     $ (669,064)    $(15,817,713)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                  30,987          17,303          819,160
      Amortization                                                                    ---            2,657          136,017
      Loss on sale of equipment                                                       ---            ---              7,375
      Issuance of Common Stock for consulting services                                ---            ---              3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                                        23,883          24,543         (184,126)
         Inventories                                                                  (150)       (292,374)        (467,782)
         Prepaid expenses                                                           79,000          29,575         (114,609)
         Accounts payable and accrued expenses                                    (151,972)         90,192          126,915
         Accrued payroll and related taxes                                             841          (1,766)          46,507
         Deferred Revenue                                                           (1,915)          ---            197,775
                                                                                ---------------------------   --------------
Net cash used in operating activities                                             (684,390)       (798,934)     (15,247,068)

INVESTING ACTIVITIES
Patent expenditures                                                                   ---            ---           (136,017)
Purchase of investments                                                               ---            ---        (38,908,724)
Sales and maturity of investments                                                     ---          468,356       38,908,724
Purchase of property and equipment                                                  (3,197)         (1,829)        (962,714)
Proceeds from sale of equipment                                                       ---            ---             21,663
                                                                                ---------------------------   --------------
Net cash used in investing activities                                               (3,197)        466,527       (1,077,068)

FINANCING ACTIVITIES
Net proceeds from issuance of Convertible Preferred Stock                             ---            ---          4,848,258
Net proceeds from issuance of Common Stock                                       4,366,148           ---         16,271,028
                                                                                ---------------------------   --------------
Net cash provided by financing activities                                        4,366,148           ---         21,119,286
                                                                                ---------------------------   --------------

(Decrease) increase in cash and cash equivalents                                 3,678,561        (332,407)       4,795,150
Cash and cash equivalents at beginning of period                                 1,116,589       1,155,924            ---
                                                                                ---------------------------   --------------
Cash and cash equivalents at end of period                                      $4,795,150      $  823,517    $   4,795,150
                                                                                ===========================   ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                  July 31, 2001


1.    DESCRIPTION OF BUSINESS

      Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure, and in the development of related technology and products.

2.    BASIS OF PRESENTATION

      The financial information presented as of July 31, 2001 has been prepared from the books and records without audit. Financial information as of April 30, 2001 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

3.    SHAREHOLDERS' EQUITY

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

GENERAL

The Company, which was formed in 1984, is a development stage company that currently employs seventeen full-time employees. Since our inception, we have been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure. Utilizing our proprietary technology, we developed the Vasotrac(R) APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats. We believe that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In February 1995, we received clearance from the US Food and Drug Administration
(FDA) to market the Vasotrac system. We have also developed a hand-held blood pressure monitor, the Vasotrax(TM). This hand-held monitor is based on the technology used in the Vasotrac system. In June 2000, we submitted a 510(k) notification to the FDA for review of the Vasotrax hand-held monitor. In August 2000, we received FDA clearance, which has allowed us to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. In addition, and as a result of our supplier agreement with Nihon Kohden of Japan, we are developing a module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into the other company's larger, more comprehensive systems.

We have incurred an accumulated deficit of $16,444,473 from our inception through July 31, 2001. We expect to incur additional losses from development, testing, regulatory compliance, sales, and other expenses at least until we emerge from the development stage.

We have focused on building a dealer network so that we can seek nationwide and ultimately worldwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building our own employee sales force. In October 2000, we also began hiring a core team of sales professionals to work with the dealer network. The success of our product sales will depend upon the ability of dealers and/or sales professionals to sell the products to the pre-hospital (EMT/EMS) environment, hospitals, the post-hospital environment such as physician offices, and other markets. At this time, our dealers have not demonstrated that they will be successful. However, within the past several months we have expanded the number and broadened the type of dealers with which we are working.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the Vasotrac module, and the Vasotrax hand-held monitor as well as related technology. However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In late December 1999, we entered into an exclusive distribution agreement with 3Ci of Atlanta, Georgia, a hospital - based distributor sales company with nationwide coverage for critical care departments, for selling our Vasotrac system to the hospital market in the United States. We converted this agreement to a non-exclusive distribution agreement in December 2000 so that we could increase the number of our direct sales employees and expand our distribution network. In addition, in the fall of 2000, we entered into a non-exclusive agreement with 3Ci for the sale of the Vasotrax hand-held monitor to the hospital market in the United States. In March 2001, Allegiance Healthcare - Respiratory Care acquired 3Ci. While we have not yet had the opportunity to meet with representatives of 3Ci/Allegiance Healthcare subsequent to that transaction, the parties have continued to conduct business under the terms of the current contract. At this point, however, we are unable to determine what effect, if any, the Allegiance Healthcare acquisition of 3Ci will have on distribution and sales of our products or the ongoing relationship of the parties. Although market visibility for the Vasotrac system from this relationship is noticeably higher than before, we have yet to see the order flow that would indicate successful market entry.

Between February 2000 and January 2001 we entered into several international distribution agreements in Austria, Canada, China, Germany, Hong Kong, Italy, Japan, Norway, South Korea, Spain, Sweden, Switzerland, and Taiwan. In the Asian markets, we are currently working with the distributors to obtain the necessary government clearances to be able to sell our Vasotrac system and Vasotrax hand-held monitor in those countries. In August 2000, we received the CE mark allowing us to sell the Vasotrac system in European Union countries. In January 2001, we received the necessary clearances to be able to sell into the Canadian market. Although we have a distribution agreement in place in South Korea, we are currently exploring additional distribution alternatives due to low initial market penetration and local concerns in the South Korean healthcare market. We were notified in the spring of 2001, that we received South Korean government clearance to market the Vasotrac system in South Korea.

In June 2000, we signed an agreement for distribution of the Vasotrac system with Nihon Kohden of Tokyo, Japan. Nihon Kohden is a very well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. We have worked with Nihon Kohden to prepare the necessary requirements to obtain Ministry of Health clearance, which is required prior to sales commencing in the Japanese market. As part of our agreement with Nihon Kohden, Nihon Kohden issued a purchase order to us valued at $250,000, which will be completely fulfilled at the time of Ministry of Health clearance. Nihon Nohden prepaid a portion of this order, which has been treated as deferred revenue on our financial statements.

In September 2000, we also signed an OEM module agreement with Nihon Kohden that calls for us to develop and produce a Vasotrac module that will be integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid us a down payment of $125,000, which has been treated as deferred revenue on our financial statements.

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

The initial response regarding our Vasotrax hand-held monitor from focus groups and limited showings has also been favorable. However, we may need to establish additional distribution arrangements, and complement those arrangements with a number of "in-house" experts. The Vasotrax hand-held product will be targeted at the pre-hospital (EMT and EMS) market, the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices).

The Company's ability to emerge from the development stage is also dependent on our ability to hire additional employees for key operating positions, including sales and marketing positions. Competition for such employees is intense and there can be no assurance that we will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of our present employees. We preliminarily estimate that these additional employees will increase employee-related expenses in excess of $500,000 during the next twelve months. However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and our distribution methods.

We are using cash and cash equivalents primarily to increase our sales and marketing efforts and increase awareness of Medwave and our technology in the market, to continue clinical testing of the Vasotrac system, Vasotrax hand-held monitor and related technologies, to continue to validate our technology against traditionally used blood pressure monitoring devices, to create peer-to-peer consensus regarding Medwave's technology, and to provide working capital. Over the next twelve months, we expect to spend in excess of $850,000 for research and development. Specifically, we expect to use the funds to develop alternative sensors (including sensors for use on pediatrics, and disposable sensors), to sustain engineering support for manufacturing, to continue development of the Vasotrax hand-held monitor, and to develop the Vasotrac OEM module. During the next year, we do not expect to spend any material amount on equipment in connection with these initiatives. Even assuming only limited sales, we believe that our cash and cash equivalents should allow us to meet our cash requirements for approximately eighteen months from July 31, 2001. If the development process for our products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, the sales and marketing costs are higher than expected, or the products are not accepted by the market place, we may require additional capital at an earlier date. We may seek such capital through bank borrowing, equipment financing, equity financing, and other methods. Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from our anticipated expense could significantly affect the timing and amount of additional financing that we may require. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to us or our security holders. In addition, any such financing could result in substantial dilution to our existing security holders.

RESULTS OF OPERATIONS

The results of operations compares the three months ended July 31, 2001 and 2000, respectively. The analysis of liquidity and capital resources compares July 31, 2001 to April 30, 2001.

Operating revenue was $172,900 and $84,500 for the quarter ended July 31, 2001 and 2000, respectively. The operating revenue increase was attributed to our focus on increasing our sales channels in the U.S. and internationally.

Cost of sales and product development was $157,900 and $126,500 for the quarter ended July 31, 2001 and 2000, respectively. The cost of sales and product development increase was attributed to increased unit sales.

We incurred $133,900 and $260,000 for research and development expenses for the quarter ended July 31, 2001 and 2000, respectively. The research and development expense decrease was attributed to completing research and development of our Vasotrax hand-held product.

We incurred $412,200 and $244,600 for sales and marketing expenses for the quarter ended July 31, 2001 and 2000, respectively. The sales and marketing expense increase was primarily attributable to an increase in the number of sales personnel employed by us as we focus on increasing our sales channel in the U.S. and internationally.

We incurred $171,800 and $172,700 for general and administrative expenses for the quarter ended July 31, 2001 and 2000, respectively. The decrease in general and administrative expenses was attributable to a minor decrease in expenses.

Interest income was $37,800 and $50,200 for the quarter ended July 31, 2001 and July 31, 2000, respectively. The decrease reflects lower cash and cash equivalents during most of the quarter as we use our investment accounts to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $4,795,150 and $1,116,589 at July 31, 2001 and April 30, 2001, respectively. We incurred cash expenditures of $684,400 for operations for the quarter ended July 31, 2001.

With our cash and cash equivalents, we believe that sufficient liquidity is available to satisfy our working capital needs for approximately eighteen months from July 31, 2001. We have no significant capital expenditure commitments.

Cash flows used in operations decreased to $684,400 for the quarter ended July 31, 2001 from $798,900 for the quarter ended July 31, 2000, a decrease of $114,500. In both periods, we used cash flows primarily to fund operating losses, which were partially offset by non-cash expense for depreciation. The primary use of cash in operations for the quarter ended July 31, 2001 was for decreases in accounts payable, partially offset by a decrease in prepaid expenses. Increases in inventory was the primary use of cash in operations for the quarter ended July 31 2000.

Net investing activities used $3,200 of cash in the quarter ended July 31, 2001, for property and equipment additions. For the quarter ended July 31, 2000, the conversion of marketable securities into cash provided $468,400 which was used for operations.

Financing activities provided $4,366,100 of cash for the quarter ended July 31, 2001, and nothing for the quarter ended July 31, 2000. In the quarter ended July 31, 2001, the proceeds were from the June 2001 second and final round of our private placement of common stock and warrants.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.  OTHER INFORMATION

Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in our other filings with the SEC, have affected and, in the future, could affect our actual results: resistance to the acceptance of new medical products; the market acceptance of the Vasotrac system, the Vasotrax hand-held unit or other products of the Company; hospital budgeting cycles; the possibility of adverse or negative commentary from clinical researchers or other users of our products; our success in creating effective distribution channels for our products; our ability to scale up our manufacturing process; and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                  None

         (B)      REPORTS ON FORM 8K:
                  We filed an 8-K Report on June 15, 2001 concerning the June 13, 2001 round of our private placement of common stock and warrants, which was amended by an 8-K/A Report filed July 27, 2001.




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    September 13, 2001             Medwave, Inc.


                                  By:     /s/ Timothy J. O'Malley
                                        ----------------------------------------
                                        Timothy J. O'Malley
                                        President and Chief Executive Officer


                                          /s/ Mark T. Bakko
                                        ----------------------------------------
                                        Mark T. Bakko
                                        Chief Financial Officer