Form 10-Q
period 2001-10-31
MEDWAVE INC
filed 2001-12-17
CIK 876043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2001; or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:                0-28010

MEDWAVE, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1493458
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4382 Round Lake Road West Arden Hills, Minnesota 55112
(Address of principal executive offices, zip code)

(651) 639-1227
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

As of November 30, 2001, the issuer had 6,989,599 shares of Common Stock outstanding.

Medwave, Inc.

Form 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets - April 30, 2001 and October 31, 2001

Statements of Operations - Three Months Ended October 31, 2001 and 2000, Six Months Ended October 31, 2001 and 2000, and Period from June 27, 1984 (Inception) to October 31, 2001

Statements of Cash Flows - Three Months Ended October 31, 2001 and 2000, Six Months Ended October 31, 2001 and 2000 and Period from June 27, 1984 (Inception) to October 31, 2001

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters To A Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

Medwave, Inc.

(A Development Stage Company)

Balance Sheets

	April 30,	October 31,
	2001	2001
	(see note 2)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,116,589	$4,243,968
Accounts receivable	208,009	138,575
Inventories	467,632	418,500
Prepaid expenses	193,609	62,859
Total current assets	1,985,839	4,863,902

Investments

Property and equipment:
Research and development equipment	218,292	209,524
Office Equipment	113,086	103,678
Manufacturing and engineering equipment	285,504	282,158
Sales and marketing equipment	54,269	104,393
Leasehold improvements	31,613	31,613
	702,764	731,366
Accumulated depreciation	(557,813)	(593,905)
	144,951	137,461

Total Assets	$2,130,790	$5,001,363

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$278,887	$139,532
Accrued payroll	45,666	52,921
Deferred revenue	199,690	198,925
Total current liabilities	524,243	391,378

Shareholders' equity:
Common Stock, no par value:
Authorized shares--50,000,000
Issued and outstanding shares -	17,385,956	21,752,104
April 30, 2001 - 5,734,049
October 31, 2001 - 6,989,599
Deficit accumulated during the development stage	(15,779,409)	(17,142,119)
Total shareholders' equity	1,606,547	4,609,985

Total liabilities and shareholders' equity	$2,130,790	$5,001,363

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Period from
					June 27, 1984
					(Inception)
	Three months ended October 31		Six months ended October 31		to
	2001	2000	2001	2000	October 31, 2001
Revenue:
Net Sales	$124,949	$95,250	$297,840	$179,730	$2,514,689

Operating expenses:
Cost of sales and product development	125,887	105,694	283,782	232,152	2,693,896
Research and development	161,599	303,088	295,516	563,091	9,411,397
Sales and marketing	410,867	323,558	823,048	568,162	5,398,780
General and administrative	172,083	146,089	343,855	318,773	4,850,531
Operating loss	(745,487)	(783,179)	(1,448,361)	(1,502,448)	(19,839,915)

Other income:
Interest income	47,840	32,692	85,651	82,894	1,824,555
Other income	-	-	-	-	1,500,000
Net Loss	$(697,647)	$(750,487)	$(1,362,710)	$(1,419,554)	$(16,515,360)

Net loss per share - basic and diluted	$(0.10)	$(0.14)	$(0.20)	$(0.26)	$(5.41)
Weighted average number of common and common equivalent shares outstanding	6,942,286	5,499,596	6,653,157	5,499,596	3,051,241

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Period from
			June 27, 1984
			(Inception)
	Six months ended October 31		to
	2001	2000	October 31, 2001
Operating activities
Net loss	$(1,362,710)	$(1,419,554)	$(16,515,360)
Adjustments to reconcile net loss to net cash provided (used in operating activities)
Depreciation	62,865	34,050	853,039
Amortization	---	5,314	136,017
Loss on sale of equipment	---	---	7,375
Issuance of Common Stock for consulting services	---	---	3,413
Changes in operating assets and liabilities:
Accounts receivable	69,434	(17,527)	(138,575)
Inventories	49,132	(290,966)	(418,500)
Prepaid expenses	130,750	44,909	(62,859)
Accounts payable and accrued expenses	(139,355)	100,337	136,532
Accrued payroll and related taxes	7,255	(14,843)	52,921
Deferred income	(765)	138,415	198,925
Net cash used in operating activities	(1,183,394)	(1,419,865)	(15,747,072)

Investing activities
Patent expenditures	---	---	(136,017)
Purchase of investments	---	---	(38,907,724)
Sales and maturity of investments	---	1,388,271	38,908,724
Purchase of property and equipment	(55,375)	(137,501)	(1,014,892)
Proceeds from sale of equipment	---	---	21,663
Net cash provided (used) in investing activities	(55,375)	1,250,770	(1,128,246)

Financing activities
Net proceeds from issuance ofConvertible Preferred Stock	---	---	4,848,258
Net proceeds from issuance of Common Stock	4,366,148	---	16,271,028
Net cash provided by financing activities	4,366,148	---	21,119,286

(Decrease) increase in cash and cash equivalents	3,127,379	(169,095)	4,243,968
Cash and cash equivalents at beginning of period	1,116,589	1,155,924	---
Cash and cash equivalents at end of period	$4,243,968	$986,829	$4,243,968

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.

(A Development Stage Company)

Notes To Financial Statements

October 31, 2001

1.       Description of Business

Medwave, Inc. (the “Company”), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure, and in the development of related technology and products.

2.       Basis of Presentation

          The financial information presented as of October 31, 2001 has been prepared from the books and records without audit.  Financial information as of April 30, 2001 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company’s accounting policies, refer to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

3.       Shareholders’ Equity

          On June 13, 2001, the Company completed the sale of 1,212,865 shares of its Common Stock in the second and final round of the private placement at a price of $4.25 per share, resulting in net proceeds of approximately $4.4 million.  In connection with this round of the private placement, the Company issued warrants to purchase 1,334,151 shares of Common Stock at an exercise price of $4.25 per share.  The warrants expire in June 2006. In October, 2001, the Company issued, at no added charge, 68,013 additional shares of common stock to satisfy requirements of the first offering in March, 2001.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company’s financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs seventeen full-time employees.  Since our inception, we have been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure.  Utilizing our proprietary technology, we developed the Vasotrac® APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats.  We believe that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring.  In February 1995, we received clearance from the US Food and Drug Administration (FDA) to market the Vasotrac system.  We have also developed a hand-held blood pressure monitor, the Vasotrax™.  This hand-held monitor is based on the technology used in the Vasotrac system.  In June 2000, we submitted a 510(k) notification to the FDA for review of the Vasotrax hand-held monitor.  In August 2000, we received FDA clearance, which has allowed us to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel.  In addition, and as a result of our supplier agreement with Nihon Kohden of Japan, we are developing a module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into the other company’s larger, more comprehensive systems.

We have incurred an accumulated deficit of $17,142,119 from our inception through October 31, 2001.  We expect to incur additional losses from development, testing, regulatory compliance, sales, and other expenses at least until we emerge from the development stage.

We have focused on building a dealer network so that we can seek nationwide and ultimately worldwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building our own employee sales force.  In October 2000, we also began hiring a core team of sales professionals to work with the dealer network.  The success of our product sales will depend upon the ability of dealers and/or sales professionals to sell the products to the pre-hospital (EMT/EMS) environment, hospitals, the post-hospital environment such as physician offices, and other markets.  At this time, our dealers have not demonstrated that they will be successful.  However, over the past several quarters we have expanded the number and broadened the type of dealers with which we are working.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the Vasotrac module, and the Vasotrax hand-held monitor as well as related technology.  However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In late December 1999, we entered into an exclusive distribution agreement with 3Ci of Atlanta, Georgia, a hospital - based distributor sales company with nationwide coverage for critical care departments, for selling our Vasotrac system to the hospital market in the United States.  We converted this agreement to a non-exclusive distribution agreement in December 2000 so that we could increase the number of our direct sales employees and expand our distribution network.  In addition, in the fall of 2000, we entered into a non-exclusive agreement with 3Ci for the sale of the Vasotrax hand-held monitor to the hospital market in the United States.  In March 2001, Allegiance Healthcare – Respiratory Care acquired 3Ci. At this point, however, we are unable to determine what effect, if any, the Allegiance Healthcare acquisition of 3Ci will have on distribution and sales of our products through this sales channel, or the ongoing relationship of the parties.

Between February 2000 and October 2001 we entered into several international distribution agreements in Austria, Canada, China, Germany, Hong Kong, Italy, Japan, Norway, South Korea, Spain, Sweden, the United Kingdom, and Taiwan.  In the Asian markets, we are currently working with the distributors to obtain the necessary government clearances to be able to sell our Vasotrac system and Vasotrax hand-held monitor in those countries.  In August 2000, we received the CE mark allowing us to sell the Vasotrac system in European Union countries. In October 2001, we completed the requirements for, and were granted,  ISO 9001 certification, allowing us to sell into European Union countries and display the CE mark on all of our products. In January 2001, we received the necessary clearances to be able to sell into the Canadian market.  Although we have a distribution agreement in place in South Korea, we are currently exploring additional distribution alternatives due to low initial market penetration and local concerns in the South Korean healthcare market.  We were notified in the spring of 2001, that we received South Korean government clearance to market the Vasotrac system in South Korea.

In June 2000, we signed an agreement for distribution of the Vasotrac system with Nihon Kohden of Tokyo, Japan.  Nihon Kohden is a very well known medical device company in the Japanese market, with close to 50% market share in patient monitoring.  We have worked with Nihon Kohden to prepare the necessary requirements to obtain Ministry of Health clearance, which is required prior to sales commencing in the Japanese market.  As part of our agreement with Nihon Kohden, Nihon Kohden issued a purchase order to us valued at $250,000, which will be completely fulfilled at the time of Ministry of Health clearance.  Nihon Kohden prepaid a portion of this order, which has been treated as deferred revenue on our financial statements.

In September 2000, we also signed an OEM module agreement with Nihon Kohden that calls for us to develop and produce a Vasotrac module that will be integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid us a down payment of $125,000, which has been treated as deferred revenue on our financial statements. In November 2001, we shipped our first Vasotrac module prototype products to Nihon Kohden.

We are currently adding our own sales employees to work with the dealers in order to provide better product support.  We currently anticipate a direct sales force of approximately 10 employees that will work with and support a distribution network focused on the pre-hospital, hospital, and post-hospital environments.  We are also currently looking for a distribution partner for the Vasotrax hand-held monitor outside the hospital market.  The success of our product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets. Over the past several months, we have entered into several regional distribution agreements with specialty distribution companies.

The initial response regarding our Vasotrax hand-held monitor from focus groups and limited showings has also been favorable.  However, we may need to establish additional distribution arrangements, and complement those arrangements with a number of “in-house” experts.  The Vasotrax hand-held product will be targeted at the pre-hospital (EMT and EMS) market, the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices).

The Company’s ability to emerge from the development stage is also dependent on our ability to hire additional employees for key operating positions, including sales and marketing positions.  Competition for such employees is intense and there can be no assurance that we will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of our present employees.  We preliminarily estimate that these additional employees will increase employee-related expenses in excess of $300,000 during the next twelve months.  However, such requirements are subject to change and are highly dependent on the development process for the system, including the manufacturing scale-up process, market acceptance, and our distribution methods.

We are using cash and cash equivalents primarily to increase our sales and marketing efforts, to increase awareness of Medwave and our technology in the market, to continue clinical testing of the Vasotrac system, Vasotrax hand-held monitor and related technologies, to continue to validate our technology against traditionally used blood pressure monitoring devices, to create peer-to-peer consensus regarding Medwave’s technology, and to provide working capital.  Over the next twelve months, we expect to spend approximately $600,000 for research and development.  Specifically, we expect to use the funds to develop alternative sensors (including sensors for use on pediatrics, and disposable sensors), to sustain engineering support for manufacturing, to continue development of the Vasotrax hand-held monitor, and to develop the Vasotrac OEM module.  During the next 12 months, we do not expect to spend any material amount on equipment in connection with these initiatives.  Even assuming only limited sales, we believe that our cash and cash equivalents should allow us to meet our cash requirements for approximately sixteen months from October 31, 2001.  If the development process for our products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, the sales and marketing costs are higher than expected, or the products are not accepted by the market place, we may require additional capital at an earlier date.  We may seek such capital through bank borrowing, equipment financing, equity financing, and other methods.  Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations.  Any material favorable or unfavorable deviation from our anticipated expense could significantly affect the timing and amount of additional financing that we may require.  However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to us or our security holders.  In addition, any such financing could result in substantial dilution to our existing security holders.

Results of Operations

The results of operations compares the three months and six months ended October 31, 2001 and 2000, respectively.  The analysis of liquidity and capital resources compares October 31, 2001 to April 30, 2001.

Operating revenue was $125,000 and $95,300 for the quarter ended October 31, 2001 and 2000, respectively. Operating revenue was $297,800 and $179,700 for the six months ended October 31, 2001 and 2000, respectively.  The operating revenue increase was attributed to the increase of both direct sales employees and specialty distribution companies.

Cost of sales and product development was $125,900 and $105,700 for the quarter ended October 31, 2001 and 2000, respectively.  Cost of sales and product development was $283,800 and $232,200 for the six months ended October 31, 2001 and 2000, respectively.  The cost of sales and product development increase for the quarter ended October 31, 2001, and the increase for six months ended October 31, 2001 was attributed to an increase in unit sales during the first quarter and the cost of increasing production of the Vasotrac.

The Company incurred $161,600 and $303,100 for research and development expenses for the quarter ended October 31, 2001 and 2000, respectively. The Company incurred $295,500 and $563,100 for research and development expenses for the six months ended October 31, 2001 and 2000, respectively.  The research and development expense decrease and decrease for the six months was attributed to the Company completing numerous development projects, including pediatric applications, the NIA V-Line Interface, and High Motion Tolerant Software. In addition, the company had less dependence on outside contractors.

The Company incurred $410,900 and $323,600 for sales and marketing expenses for the quarter ended October 31, 2001 and 2000, respectively.   The Company incurred $823,000 and $568,200 for sales and marketing expenses for the six months ended October 31, 2001 and 2000, respectively.  The sales and marketing expense increase was attributable to the increase in the number of sales representatives employed by the Company and increased marketing activities.

The Company incurred $172,100 and $146,100 for general and administrative expenses for the quarter ended October 31, 2001 and 2000, respectively. The Company incurred $343,900 and $318,800 for the six months ended October 31, 2001 and 2000, respectively. The increase in general and administrative expenses was attributable to higher insurance costs.

Interest income was $47,800 and $32,700 for the quarter ended October 31, 2001 and October 31, 2000, respectively.  Interest income was $85,700 and $82,900 for the six months ended October 31, 2001 and 2000, respectively.  The increase reflects higher cash and cash equivalents balances.

Liquidity and Capital Resources

The Company’s cash, and cash equivalents were $4,244,000 and $1,116,600 at October 31, 2001 and April 30, 2001, respectively.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately sixteen months from October 31, 2001.  The Company has no significant capital expenditure commitments.

Cash flows used in operations decreased to $1,183,400 for the six month period ended October 31, 2001 from $1,419,900 for the six month period ended October 31, 2000, a decrease of $236,500.  In both periods, we used cash flows primarily to fund operating losses, which were partially offset by the non-cash expense for depreciation.  Sources of cash in 2001 resulted from the decrease in accounts receivable, inventories, and prepaid expenses. In 2000, other primary uses of cash were for the decrease in accounts payable. An increase in inventory was another primary use of cash in operations for the six month period ended October 31, 2000.

Net investing activities used $55,400 of cash in the six month period ended October 31, 2001, for property and equipment additions.  For the six month period ended October 31, 2000, the conversion of marketable securities into cash provided $919,900 which was used for operations.

Financing activities provided $4,366,100 of cash for the six month period ended October 31, 2001, and nothing for the corresponding period in 2000. The source of financing was the June, 2001 second and final round of our private placement of common stock and warrants

ITEM 3.                  Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

PART II.                OTHER INFORMATION

ITEM 1.                  Legal Proceedings

    Not applicable.

ITEM 2.                  Changes In Securities And Use Of Proceeds

In October, 2001, the Company issued, at no added charge, 68,031 additional shares of its Common Stock to certain investors who purchased shares in the March 20, 2001 round of the Company’s private placement. These additional shares were issued to resolve issues concerning certain price anti-dilution provisions present for the March 20, 2001 round. The issuance of such shares reduced the average per share purchase price for the Common Stock purchased by such investors in the March 20 round from $6.375 to $4.25. The Company relied on Rule 506 under the Securities Act of 1933 for the issuance of the shares.

ITEM 3.                  Defaults Upon Senior Securities

    Not applicable.

ITEM 4.                  Submission Of Matters To A Vote Of Security Holders

    Not applicable.

ITEM 5.                  Other Information

Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered “forward-looking statements” and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results.  The following factors, among others, as well as factors discussed in the Company’s other filings with the SEC, have affected and, in the future, could affect the Company’s actual results:  resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company’s products, the Company’s success in creating effective distribution channels for its products, the Company’s ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

ITEM 6.                  Exhibits And Reports On Form 8-K

                (A)          EXHIBITS:

                                NONE

                (B)           REPORTS ON FORM 8K:

                                          No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2001

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 17, 2001		Medwave, Inc.

		By:	/s/ Timothy J. O’Malley
Timothy J. O’Malley
President and Chief Executive Officer