Form 10-Q
period 2002-01-31
MEDWAVE INC
filed 2002-03-15
CIK 876043

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31 2002; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

Yes ☒   No ☐

As of January 31, 2002, the issuer had 6,989,599 shares of Common Stock outstanding.

Medwave, Inc.

Form 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets - April 30, 2001 and January 31, 2002

Statements of Operations - Three Months Ended January 31, 2002 and 2001, Nine Months Ended January 31, 2002 and 2001, and Period from June 27, 1984 (Inception) to January 31, 2002

Statements of Cash Flows - Three Months Ended January 31, 2002 and 2001, Nine Months Ended January 31, 2002 and 2001 and Period from June 27, 1984 (Inception) to January 31, 2002

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Medwave, Inc.

(A Development Stage Company)

Balance Sheets

	April 30, 2001	January 31, 2002
	(see note 2)	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,116,589	$3,730,918
Accounts receivable	208,009	132,752
Inventories	467,632	297,969
Prepaid expenses	193,609	141,699
Total current assets	1,985,839	4,303,338

Property and equipment:
Research and development equipment	218,292	209,523
Office Equipment	113,086	103,678
Manufacturing and engineering equipment	285,504	282,158
Sales and marketing equipment	54,269	104,719
Leasehold improvements	31,613	31,613
	702,764	731,691
Accumulated depreciation	(557,813)	(631,581)
	144,951	100,111
Patents, net
Total Assets	$2,130,790	$4,403,450
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$278,887	$238,334
Accrued payroll	45,666	50,036
Deferred revenue	199,690	143,982
Total current liabilities	524,243	432,352

Shareholders’ equity:
Common Stock, no par value:
Authorized shares-50,000,000
Issued and outstanding shares —	17,385,956	21,752,104
April 30, 2001 — 5,734,049
January 31, 2002 — 6,989,599
Deficit accumulated during the development stage	(15,779,409)	(17,781,006)
Total shareholders’ equity	1,606,547	3,971,098

Total liabilities and shareholders’ equity	$2,130,790	$4,403,450

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three months ended January 31		Nine months ended January 31		Period from June 27, 1984 (Inception) to
	2002	2001	2002	2001	January 31, 2002
Revenue:
Net Sales	$191,866	$164,707	$489,707	$344,437	$2,706,555
Operating expenses:
Cost of sales and product development	199,497	189,778	483,281	421,931	2,893,393
Research and development	154,272	332,275	449,788	895,366	9,565,669
Sales and marketing	334,955	259,294	1,158,003	827,457	5,733,735
General and administrative	161,076	147,503	504,932	466,274	5,011,607
Operating loss	(657,934)	(764,143)	(2,106,297)	(2,266,591)	(20,497,849)
Other income:
Interest income	19,048	20,467	104,700	103,360	1,843,603
Other income	—	—	—	—	1,500,000
Net Loss	$(638,886)	$(743,676)	$(2,001,597)	$(2,163,231)	$(17,154,246)
Net loss per share — basic and diluted	$(0.09)	$(0.14)	$(0.30)	$(0.39)	$(5.52)
Weighted average number of shares outstanding — Basic and Diluted	6,989,599	5,449,596	6,738,297	5,499,596	3,107,545

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.

(A Development Stage Company)

Statements of Cash Flows

 (Unaudited)

	Three months ended January 31		Nine months ended January 31		Period from June 27, 1984 (Inception) to
	2002	2001	2002	2001	January 31, 2002
Operating activities
Net loss	$(638,886)	$(743,676)	$(2,001,597)	$(2,163,231)	$(17,154,246)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:

Depreciation	37,674	36,207	100,540	70,257	890,718
Amortization		2,657		7,972	136,017
Loss on sale of equipment					7,375
Issuance of Common Stock for consulting services
					3,413
Changes in operating assets and liabilities:
Accounts receivable	5,823	(11,187)	75,257	(28,714)	(132,752)
Inventories	120,531	(32,688)	169,663	(323,654)	(297,969)
Prepaid expenses	(78,840)	(195,015)	51,910	(150,106)	(141,699)
Accounts payable and accrued expenses	98,802	(6,050)	(40,553)	94,287	235,334
Accrued payroll and related taxes	(2,885)	30,758	4,370	15,915	50,036
Deferred income	(54,943)	79,586	(55,708)	218,001	143,982
Net cash used in operating activities	(512,724)	(839,408)	(1,696,118)	(2,259,273)	(16,259,791)

Investing activities
Patent expenditures	—	—	—	—	(136,017)
Purchase of investments					(38,907,724)
Sales and maturity of investments		243,647		1,631,918	38,908,724
Purchase of property and equipment	(326)	(2,723)	(55,701)	(140,224)	(1,015,218)
Proceeds from sale of equipment					21,663
Net cash provided (used) in investing activities	(326)	240,924	(55,701)	1,491,694	(1,128,572)

Financing activities
Net proceeds from issuance of Convertible Preferred Stock	—	—	—	—	4,848,258
Net proceeds from issuance of Common Stock	—	—	4,366,148	—	16,271,028
Net cash provided by financing activities	—	—	4,366,148	—	21,119,286

(Decrease) increase in cash and cash equivalents	(513,050)	(598,484)	2,614,329	(767,579)	3,730,918
Cash and cash equivalents at beginning of period	4,243,968	986,829	1,116,589	1,155,924	—
Cash and cash equivalents at end of period	$3,730,918	$388,345	$3,730,918	$388,345	$3,730,918

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.

(A Development Stage Company)

Notes To Financial Statements

January  31, 2002

1.       Description of Business

Medwave, Inc. (the “Company”), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure, and in the development of related technology and products.

2.       Basis of Presentation

          The financial information presented as of January 31, 2002 has been prepared from the books and records without audit.  Financial information as of April 30, 2001 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company’s accounting policies, refer to the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

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

          The March 2001 round of the private placement contains a “look-back” provision in which the participants can receive up to approximately 303,410 additional shares for no additional consideration in the event that certain conditions exist at specified dates through July 2002.  As of January 31, 2002, certain shareholders have exercised their “look-back” rights requiring the Company to issue 269,657 of such additional shares.  As of January 31, 2002, those shares have not been issued but the Company expects the shares will be issued by March 31, 2002.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified by, the Company’s financial statements set forth in Item 1 of this Form 10-Q.

General

The Company, which was formed in 1984, is a development stage company that currently employs seventeen full-time employees.  Since the Company’s inception, we have been engaged exclusively in the development of devices for monitoring and devices for measuring blood pressure.  Utilizing the Company’s proprietary technology, The Company developed the Vasotrac® APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats.  The Company believes that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring.  In February 1995, we received clearance from the US Food and Drug Administration (FDA) to market the Vasotrac system.  The Company has also developed a hand-held blood pressure monitor, the Vasotrax™.  This hand-held monitor is based on the technology used in the Vasotrac system.  In June 2000, a 510(k) notification was submitted to the FDA for review of the Vasotrax hand-held monitor.  In August 2000, the FDA clearance was received, which has allowed the marketing to begin with the Vasotrax in the United States for use on adult patients by trained medical personnel.  In addition, and as a result of our supplier agreement with Nihon Kohden of Japan, we are developing a module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into the other company’s larger, more comprehensive systems.

The Company has incurred an accumulated deficit of $17,781,006 from the inception through January 31, 2002.  An additional loss from development, testing, regulatory compliance, sales, and other expenses is expected to incur at least until we emerge from the development stage.

The Company has focused on building a dealer network so that nationwide and ultimately worldwide sales coverage can be sought after without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building an employee based sales force.  In October 2000, hiring began with a core team of sales professionals to work with the dealer network.  The success of the product sales will depend upon the ability of dealers and/or sales professionals to sell the products to the pre-hospital (EMT/EMS) environment, hospitals, the post-hospital environment such as physician offices, and other markets.  At this time, the dealers have not demonstrated that they will be successful.  However, within the past several months the number has been expanded and broadened the type of dealers with which we are working with.

The Company’s success is dependent upon the successful development and marketing of the Vasotrac system, the Vasotrac module, and the Vasotrax hand-held monitor as well as related technology.  However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In late December 1999, The Company entered into an exclusive distribution agreement with 3Ci of Atlanta, Georgia, a hospital - based distributor sales company with nationwide coverage for critical care departments, for selling the Vasotrac system to the hospital market in the United States.  The Company converted this agreement to a non-exclusive distribution agreement in December 2000 so that it could increase the number of the direct sales employees and expand the distribution network.  In addition, in the fall of 2000,   a non-exclusive agreement was entered into with 3Ci for the sale of the Vasotrax hand-held monitor to the hospital market in the United States.  In March 2001, Allegiance Healthcare — Respiratory Care acquired 3Ci.

Between February 2000 and January 2002 the Company entered into several international distribution agreements in Austria, Canada, China, Germany, Hong Kong, Italy, Japan, Norway, South Korea, South Africa, Pakistan, Australia,  Spain, Sweden, the United Kingdom, and Taiwan. In October 2001, the requirements were completed for, and were granted, ISO 9001 certification, allowing sales into European Union countries and display the CE mark on all of Medwave’s products.  In January 2001, the necessary clearances were received to be able to sell into the Canadian market.  Although a distribution agreement has been in place in South Korea, currently the Company is exploring additional distribution alternatives due to low initial market penetration and local concerns in the South Korean healthcare market.  Notification in the spring of 2001, that South Korean government clearance was received to market the Vasotrac system in South Korea.

In June 2000, an agreement was signed for distribution of the Vasotrac system with Nihon Kohden of Tokyo, Japan.  Nihon Kohden is a very well known medical device company in the Japanese market, with close to 50% market share in patient monitoring.  During January 2002, we were granted the Japanese Ministry of Health and Welfare clearance.  This now allows us the to sell the Vasotrac monitor into the Japanese market in conjunction with Nihon Kohden.  As part of the agreement with Nihon Kohden, Nihon Kohden issued a purchase order valued at $250,000, which the Company has started to fill with the shipment of monitors in January 2002.

In September 2000, the Company also signed an OEM module agreement with Nihon Kohden that calls for Medwave to develop and produce a Vasotrac module that will be integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid a down payment of $125,000, which has been treated as deferred revenue on our financial statements. In November 2001, the first Vasotrac module prototype products were ship to Nihon Kohden.  During February 2002, additional modules were shipped.  The Company will continue to ship modules to Nihon Kohden once Ministry of Health and Welfare clears the Vasotrac module, because it is to be considered a component of Nihon Koden’s products.  This is the reason why the Vasotrac module requires separate clearance.  In discussions with Nihon Kohden it is anticipate that these approvals may be granted later this year.

The Company is currently adding its own sales employees to work with the dealers in order to provide better product support.  Currently it is anticipated that a direct sales force of approximately 10 employees will work with and support a distribution network focused on the pre-hospital, hospital, and post-hospital environments.  Also currently the Company is looking for a distribution partner for the Vasotrax hand-held monitor outside the hospital market.  The success of the product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets. Over the past several months, the Company has entered into several regional distribution agreements with specialty distribution companies.

The initial response regarding the Vasotrax hand-held monitor from focus groups and limited showings has also been favorable.  However, it may be required to establish additional distribution arrangements, and complement those arrangements with a number of “in-house” experts.  The Vasotrax hand-held product will be targeted at the pre-hospital (EMT and EMS) market, the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices).

The Company’s ability to emerge from the development stage is also dependent on its ability to hire additional employees for key operating positions, including sales and marketing positions.  Competition for such employees is intense and there can be no assurance that it will be successful in hiring such employees on acceptable terms or when required, or in maintaining the services of its present employees.  The Company preliminarily estimates that these additional employees will increase employee-related expenses in excess of $500,000 over the next several quarters.

The Company is using cash and cash equivalents primarily to increase our sales and marketing efforts and increase awareness of Medwave and its technology in the market, to continue clinical testing of the Vasotrac system, Vasotrax hand-held monitor and related technologies, to continue to validate the technology against traditionally used blood pressure monitoring devices, to create peer-to-peer consensus regarding Medwave’s technology, and to provide working capital.  Over the next twelve months, the Company expects to spend in excess of $700,000 for research and development.  Specifically, the expected use of funds to develop alternative sensors (including sensors for use on infants, and disposable sensors), to sustain engineering support for manufacturing, to continue development of the Vasotrax hand-held monitor, and to develop the Vasotrac OEM module.  During the next 12 months, it is not expected to spend any material amount on equipment in connection with these initiatives.  Even assuming only limited sales, we believe that our cash and cash equivalents should allow us to meet our cash requirements for approximately 16 months from January 31, 2002.  Since last July, the Company started to implement cost containment efforts, including hiring sales people with less fixed income, eliminating high cost positions and outsourcing these functions and streamlining our R&D expenses.  If the development process for the products does not proceed as expected because significant product design changes are required to achieve market acceptance, unexpected difficulties are encountered in attaining cost-effective manufacturability, the sales and marketing costs are higher than expected, or the products are not accepted by the market place, the Company may require additional capital at an earlier date.  The Company may seek such capital through bank borrowing, equipment financing, equity financing, and other methods.  The financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations.  Any material favorable or unfavorable deviation from the anticipated expense could significantly affect the timing and amount of additional financing that may be required.  However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to The Company or our security holders.  In addition, any such financing could result in substantial dilution to the existing security holders.

Results of Operations

The results of operations compares the three months and nine months ended January 31, 2002 and 2001, respectively.  The analysis of liquidity and capital resources compares January 31, 2002 to April 30, 2001.

Operating revenue was $191,900 and $164,700 for the quarter ended January 31, 2002 and 2001, respectively. Operating revenue was $489,700 and $344,300 for the nine months ended January 31, 2002 and 2001, respectively.  The operating revenue increase was attributed to the increase of both direct sales employees and specialty distribution companies, and our ability to ship backlog in Europe and Japan as a result of recent regulatory clearances.

Cost of sales and product development was $199,500 and $189,800 for the quarter ended January 31, 2002 and 2001, respectively.  Cost of sales and product development was $483,300 and $421,900 for the nine months ended January 31, 2002 and 2001, respectively.  The cost of sales and product development increase for the quarter ended January 31, 2002, and the increase for nine months ended January 31, 2002 was attributed to an increase in unit sales during the third quarter and the cost of increasing production of the Vasotrac.

The Company incurred $154,300 and $332,300 for research and development expenses for the quarter ended January 31, 2002 and 2001 respectively. The Company incurred $449,800 and $895,400 for research and development expenses for the nine months ended January 31, 2002 and 2001, respectively.  The research and development expense decrease for the nine months was attributed to the completion of numerous development projects, including pediatric applications, the NIA V-Line Interface, and High Motion Tolerant Software.

The Company incurred $335,000 and $259,300 for sales and marketing expenses for the quarter ended January 31, 2002 and 2001, respectively.   The Company incurred $1,158,000 and $827,500 for sales and marketing expenses for the nine months ended January 31, 2002 and 2001, respectively.  The sales and marketing expense increase was attributable to the increase in the number of sales representatives employed by the Company and increased marketing activities.

The Company incurred $161,100 and $147,500 for general and administrative expenses for the quarter ended January 31, 2002 and 2001, respectively. The Company incurred $505,000 and $466,300 for the nine months ended January 31, 2002 and 2001, respectively. The increase in general and administrative expenses was attributable to higher insurance costs.

Interest income was $19,000 and $20,467 for the quarter ended January 31, 2002 and 2001, respectively.  Interest income was $104,700 and $103,400 for the nine months ended January 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $3,731,000 and $388,300 at January 31, 2002 and January 31, 2001, respectively.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately sixteen months from January 31, 2002.  The Company has no significant capital expenditure commitments.

Cash flows used in operations decreased to $513,000 for the quarter ended January 31, 2002 from $839,400 for the quarter ended January 31, 2001, a decrease of $326,400.  In both periods, we used cash flows primarily to fund operating losses, which were partially offset by non-cash expense for depreciation.  The primary source of cash in operations for the quarter ended January 31, 2002 was from decreases in deferred revenue and prepaid expenses.  A decrease in inventory and an increase in accounts payable were the primary source of cash from operations for the quarter ended January 31, 2002.

Net investing activities provided nothing for the quarter ended January 31, 2002 and $240,900 for the quarter ended January 31, 2001 primarily due to the conversion of marketable securities into cash, which was used for operations.

Financing activities provided nothing for the quarter ended January 31, 2002, and nothing for the quarter ended January 31, 2001.

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

ITEM 6.  Exhibits And Reports On Form 8-K

                (A)          EXHIBITS:

                                NONE

                (B)           REPORTS ON FORM 8-K:

                                          No reports on Form 8-K were filed by the Company during the quarter ended January 31, 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2002	Medwave, Inc.

	By:	/s/ Timothy J. O’Malley
Timothy J. O’Malley
President and Chief Executive
(principal financial & chief accounting officer)