Form 10-K
period 2002-04-30
MEDWAVE INC
filed 2002-07-29
CIK 876043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING APRIL 30, 2002

  [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

         ______________________________ TO ________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the last sale price of the Registrant's Common Stock in the over-the-counter market as reported by the Nasdaq Stock Market, Inc. on June 28, 2002, was approximately $7,250,916. Shares held by officers, directors, and persons who own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of June 28, 2002, 7,250,916 shares of Common Stock, no par value, were outstanding.

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


PART IV
         ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................53



MEDWAVE(R), VASOTRAC(R), VASOTRAX(TM), VASOPORT(TM) ARE TRADEMARKS OF THE
COMPANY.


Forward Looking Statements

CERTAIN STATEMENTS CONTAINED HEREIN CONSTITUTE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSIONS AND WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," AND OTHER EXPRESSIONS WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


                                 COMPANY PROFILE

Medwave was organized under Minnesota law in 1984. We are engaged exclusively in the development, manufacture, and sale of a non-invasive, continual blood pressure measurement and monitoring system and of related technologies.

Our principal offices are located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112 and our telephone number is 651/639-1227.

We have an April 30 fiscal year end.


                                    BUSINESS
GENERAL

Medwave is a development stage company that currently employs fifteen (15) full-time employees. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

Utilizing our proprietary technology, we developed the Vasotrac(R) APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats. We believe that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In February 1995, we received clearance from the US Food and Drug Administration (FDA) to market the Vasotrac system. We have also developed a hand-held blood pressure monitor, the Vasotrax(TM). This hand-held monitor is based on the technology used in the Vasotrac system. In June 2000, we submitted a 510(k) notification to the FDA for review of the Vasotrax hand-held monitor. In August 2000, we received FDA clearance, which has allowed us to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. In addition, and as a result of our supplier agreement with Nihon Kohden of Japan, we have developed a module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into the other company's larger, more comprehensive systems.

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

Our Vasotrax hand-held monitor appears to have several advantages over a traditional sphygmomanometer. The Vasotrax can produce a reading in approximately 15 seconds, whereas the sphygmomanometer may take several minutes to produce a reading. Another advantage is patient comfort because the Vasotrax does not require a complete obstruction of the artery as does the sphygmomanometer. In addition, in the future the Vasotrax will be capable of storing approximately 200 patient readings for up to 16 different patients and be capable of downloading these readings into a larger information system. Recently many states have mandated that the reduction of mercury be accomplished by specified dates. Healthcare systems are searching for an alternative method to replace the thousands of mercury filled blood pressure sphygmomanometers currently in use.

An automated, non-invasive blood pressure monitoring system is already commonly used in critical care and operating room settings. The automated non-invasive blood pressure monitoring system currently dominating the market is the Dinamap(R) product, marketed by GE Medical Systems, a division of General Electric Company. The Dinamap(R) provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap(R) product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer signification discomfort from the frequent cuff inflations. In addition, with cuff-based systems, arm circulation is cut off during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines, and arm bruising and sleep interruption frequently occur. Also the manual and automatic cuff systems have not performed well in areas with a high degree of motion, such as in ambulances or cardiac stress labs.

In contrast to the sphygmomanometer and other cuff-based systems, our Vasotrac system and Vasotrax hand-held monitor require no inflatable cuff but instead contain a unique pressure sensor that is placed on the wrist. Beyond the comfort factor and greater versatility of our Vasotrac system and Vasotrax hand-held monitor, we believe that our Vasotrac has a very important advantage over cuff-based systems--more rapid readings that allow for more precise monitoring. Indeed the accuracy of the Vasotrac has been compared to an invasive arterial catheter with excellent correlation across a broad spectrum of patients. The Vasotrac produces an arterial waveform, not available on either manual or automatic cuffs, and provides significant improvement in patient comfort due to our measurement technique. The Vasotrac interfaces directly into existing patient monitoring systems by plugging an interface cable (the NIA V-Line) into the invasive pressure channel normally used for the arterial catheter. During the Spring of 2001, we introduced a new software package that has the capability of monitoring a patient's blood pressure during excessive movement, such as is found in ambulances or a cardiac stress labs.

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

For those hospital based patients who require continual blood pressure monitoring, invasive methods are currently the clinician's technology of choice. Given the attractiveness of non-invasive monitoring, however, several companies have introduced or are introducing products for non-invasive continual monitoring of arterial pressure based upon several technologies. These technologies include pulse-wave velocity, partially inflated finger cuffs, partially inflated arm cuffs, and tonometry. We believe that none has gained wide acceptance within the clinical community for continually monitoring arterial pressure. This belief is based on previous, unsuccessful efforts of other companies to introduce accurate, continuous, and non-invasive blood pressure monitors, the absence of such products at major medical and other product shows, the lack of published advertisements, papers or studies about such products in respected scientific, medical and other journals, and anecdotal discussions with physicians and other medical personnel by our management.

We have focused on building a dealer network so that we can seek sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building our own employee sales force. We also have hired a core team of sales professionals to work within defined geographies. The success of our product sales will depend upon the ability of dealers and/or sales professionals to sell the products to the pre-hospital (EMT/EMS) environment, hospitals, the post-hospital environment such as physician offices, and other markets. At this time, our dealers have not demonstrated that they have achieved the sales success we desired. We are currently focusing on product training for our Dealer organizations as well as our direct sales team. We are also attempting to exploit the high cost to hospitals of monitoring invasively, versus monitoring with comparable accuracy and speed with our non-invasive Vasotrac Monitor.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the Vasotrac module, and the Vasotrax hand-held monitor as well as related technology. However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In the fall of 2000, we entered into a non-exclusive agreement with 3Ci for the sale of the Vasotrax hand-held monitor to the hospital market in the United States. In March 2001, 3Ci was acquired by Allegiance Healthcare - Respiratory Care. We have effectively terminated our relationship with 3CI/Allegiance Healthcare.

Between February 2000 and April 2002 we entered into distribution agreements in Austria, Canada, China, Germany, Hong Kong, Italy, Israel, Japan, Norway, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, Finland, Singapore, Israel, Malaysia, Estonia, Australia, United Kingdom, South Africa, and New Zealand. In China, we are currently working with our distributor to obtain the necessary government clearances to be able to sell our Vasotrac system and Vasotrax hand-held monitor. In August 2000, we received the CE mark allowing us to sell the Vasotrac system in European Union Countries. In November 2001, we placed the CE mark on all of our products and obtained our ISO9001 certification. In January 2001, we received the necessary clearances to be able to sell into the Canadian market. We were notified in the spring of 2001, that we received South Korean government clearance to market the Vasotrac system in South Korea. Local government approvals are not necessary in all countries, and in fact many will accept either ISO 9001 Certification, and/or US FDA 510K pre market notification.

In June 2000, we signed an agreement for distribution of the Vasotrac system with Nihon Kohden of Tokyo, Japan. Nihon Kohden is a very well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. In January 2002 we obtained Ministry of Health clearance and subsequently started to ship our product to Nihon Kohden.

In September 2000, we also signed an OEM module agreement with Nihon Kohden that calls for us to develop and produce a Vasotrac module that will be integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid the Company a down payment of $125,000, that was received in October 2000. This payment has been treated as deferred revenue on our financial statements for the quarter ended October 31, 2000. We are anticipating to be able to ship the first production units to Nihon Kohden by the end of the second quarter of fiscal 2003.

At the end of November 2000, we began shipments of our Vasotrax hand-held monitor. We have re-drafted sales plans to promote the sale of the Vasotrax.

Prior to the introduction of the enhanced Vasotrac system in October of 1999, we used both a limited number of employees for sales and marketing and a limited dealer network to sell the initial Vasotrac system. We used the feedback from initial customers of the Vasotrac system to enhance the Vasotrac system to make the system more user friendly. During the enhancement project, we reduced our sales and marketing employees and focused on the engineering required for the enhancement effort. After we introduced the enhanced Vasotrac system in October of 1999, we focused on building a dealer network so that we could seek nationwide sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building our own employee sales force. We have been building our own sales organization to work with the dealers in order to provide better product support. We currently have a direct sales force of 9 employees that will work with and support a distribution network focused on the pre-hospital, hospital, and post-hospital environments, as well as sell directly on their own in certain geography. We are also currently looking for a distribution, or a private label partner for the Vasotrax hand-held monitor outside the hospital market. The success of our product sales will depend upon the ability of dealers and/or sales representatives to sell the products to hospitals, their affiliates, and other markets. At this time, dealers have not consistently demonstrated that they will be successful. However, several direct sales specialists have been effective in penetrating hospitals.

The initial response regarding the Vasotrax hand-held monitor from trade shows and sales situations has been favorable. However, we will need to establish additional distribution arrangements, and complement those arrangements with a number of "in-house" experts. The Vasotrax hand-held product will be targeted at the pre-hospital (EMT and EMS) market, the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices). There has been a considerable interest expressed by healthcare professionals and individuals about the desire to have the Vasotrax become self-applicable, whereas today it must be applied by a professional to a patient.

Our short-term and long-term investments are being used primarily to increase our sales and marketing efforts and increase awareness of Medwave and our technology in the markets, to continue clinical testing of the Vasotrac system, the Vasotrax hand-held monitor and related technologies, to continually validate our technology against traditionally used blood pressure monitoring devices and to create peer-to-peer consensus regarding Medwave's technology. We spent $673,852, $1,142,685, and $1,122,247 on research and development expense for fiscal years ending 2002, 2001, and 2000, respectively. We anticipate incurring additional losses from further development, testing, regulatory compliance and sales and marketing expenses for the foreseeable future. Over the next twelve months, we expect to spend in excess of $500,000 for research and development, including amounts expected to be spent on clinical trials. Specifically, the funds are expected to be used to develop alternative sensors (including disposable sensors and sensors for use in infants,), to sustain engineering support for manufacturing start-up, to continue development of the hand-held monitor. We do not expect to spend any material amount on equipment in connection with these initiatives. Even assuming only limited sales, we believe that cash and cash equivalents will allow us to meet our cash requirements for approximately fourteen months from April 30, 2002. If the development process for our products does not proceed as expected due to significant product design changes, market acceptance difficulties, unexpected difficulties in attaining cost-effective manufacturability or higher than expected sales and marketing costs, we may require additional capital at an earlier date. We may seek such capital through bank borrowing, equipment financing, equity financing, and/or other methods. Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from our anticipated expense could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to us or our shareholders. In addition, any such financing could result in substantial dilution to our existing shareholders.

We have incurred an accumulated deficit of $18,435,938 from our inception through April 30, 2002. We expect to incur additional losses from development, clinical studies, regulatory compliance, sales, marketing, and other expenses at least until we emerge from the development stage.

We have financed our activities through an initial public offering (IPO) in November 1995, and a series of earlier private placements of equity securities, including shares of Preferred Stock that were converted into Common Stock just prior to our IPO in November 1995. On March 6, 1998, we completed a private placement that raised approximately $2,990,000 in net proceeds. On March 20, 2001 and June 13, 2001, we completed the first round and the second round, respectively, of a private placement that raised approximately $5,300,000 in net proceeds.

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

The Vasotrac system monitors blood pressure using, as a key component, the pressure sensor placed on the wrist over the radial artery, a main artery in the arm. Over seven hundred (700) of our Vasotrac system monitors have been used for clinical studies, laboratory experiments, by sales professionals and distribution partners, and by our customers. The monitor has no moving parts and is composed of standard, off-the-shelf components. These monitors have been subjected to electrical testing of various duration, including extended life cycle testing, which has shown that the monitor has an expected useful life of at least 10 years. We believe that medical devices are expected to have a life expectancy of 7-10 years. The sensor and motor assemblies are the only moving parts of the Vasotrac system and, as such, they have received the most attention from us for life testing. We have configured testing equipment for use in conjunction with the Vasotrac system to exercise these components continuously in an unattended mode.

The Vasotrac system and Vasotrax hand-held monitor utilize the Company's proprietary sensor, which applies pressure to the artery as the pressure waveforms are measured by the sensor. Then, our proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, and mean readings of blood pressure approximately every fifteen heartbeats. The Vasotrac system displays systolic, diastolic, and mean blood pressure in millimeters of mercury
(mmHg) as well as heart rate in beats per minute. The Vasotrax hand-held monitor displays systolic and diastolic blood pressure as well as pulse rate. These values are displayed after the clinical user manually presses the Vasotrax on the subject's radial artery for approximately 15 seconds.

The Vasotrac system is designed to be used by trained medical personnel in hospitals and other health care settings where automatic blood pressure monitoring is desirable. Patient pressures can be monitored audibly and visually by entering limits into the Vasotrac system alarm menu. Those values above or below the limits will be automatically brought to the attention of the clinician through audible and visual alarms. Given differences in individual bone construction, body weight, and physical condition, the system may not be usable on all patients. However, with proper placement, the system has been usable on all patients participating in our clinical studies conducted to date, and we believe that the system will continue to be usable on virtually all patients with wrist sizes larger than 11 cm. We do not believe, however, that market acceptance of the system is likely to be jeopardized by lack of universal applicability of the system for the population, although there can be no assurance in this regard.

In the Summer of 2001, we introduced the NIA V-Line interface product, which allows the clinician to plug the Vasotrac directly into the pressure channel of the clinician's existing monitoring system, allowing for a true "Plug and Play" and capture of data into the clinician's central system. To our knowledge, no other non-invasive blood pressure device has this capability today. In addition, we introduced the HMT (High Motion Tolerant) software package, which is designed to allow the clinician to take continual non-invasive blood pressure readings on patients in circumstances where motion is prevalent. In these clinical environments, obtaining a valid blood pressure value with manual cuffs is a significant challenge for the caregiver, as it requires using a stethoscope that may be difficult to hear through due to high motion and accompanying noise. Also, it has been reported to us that automatic cuff systems have not functioned well in situations involving high motion, even if they are designed for this application. As a result we have been involved in numerous clinical trails in cardiology departments who are considering the Vasotrac as a solution.

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

CLINICAL STUDIES

We have conducted clinical studies for four purposes: (i) to aid the product development process, (ii) to obtain data for submission to the regulatory agencies, (iii) to help us prepare marketing and sales information to promote greater awareness of the Vasotrac system and Vasotrax hand-held monitor, and
(iv) to gain a peer to peer recommendation for our technology. We have used two standards of comparison, the automated cuff and the arterial line (A-line). The automated cuff clinical did not allow synchronization of measurements between the cuff and our system because of the different number of heartbeats required to produce readings for each method. Further, the cuff does not meet the accuracy objectives that we set for the Vasotrac system and Vasotrax hand-held monitor. For these reasons, the cuff proved to be of limited utility in our studies.

A-lines are believed to provide more accurate blood pressure measurements than automated cuffs. In contrast to automated cuffs, the A-line studies allow for data synchronization. By inserting an arterial catheter in the radial artery on one wrist and by placing the Vasotrac system (or the Vasotrax hand-held monitor) sensor on the radial artery of the other wrist, data was simultaneously recorded on a beat-by-beat basis. Our clinical studies were conducted at teaching hospitals under institutional review board controls and protocols. Generally, such review boards represent their respective hospital and include physicians that can make appropriate judgments regarding the safety of the study. The boards periodically review protocols for medical devices and maintain meeting minutes, which are subject to audit by the FDA.

Our initial clinical studies were performed on approximately 30 subjects, some of whom were healthy and some of whom were undergoing surgery. Results from a series of these studies comparing the Vasotrac system's readings with the A-line's readings were used in our 510(k) submissions to the FDA. Subsequent to the 510(k) submissions, we have conducted clinical trials on approximately 500 additional individuals. During our clinical trials conducted to date, the variance between synchronized Vasotrac system readings obtained from one arm of the patient and the comparative A-line readings obtained from the other arm was calculated by computing the standard deviation of error from more than 30,000 paired readings from the patients. Based on these measurements (which excludes a certain number of paired readings because we believe that these readings have been affected by artifact, patient level differences, arm-to-arm differences, or experimental error) the magnitude of this variance was calculated as a standard deviation of approximately 7, 5, and 7 mmHg for systolic, mean and diastolic blood pressure measurements, respectively. As such, the Vasotrac system compares favorably with those found in previous generations of non-invasive blood pressure measurement devices, such as the Dinamap(TM) cuff-based system with which we claimed "substantial equivalence" in our 510(k) submission to the FDA. In addition, these standard deviation values are below the crucial 8 mmHg standard deviation limit of clinical acceptability as defined by the Association for the Advancement of Medical Instrumentation ("AAMI") as the national standard for electronic or automated sphygmomanometers.

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

In March 2001, we completed clinical testing of the Vasotrac system in pediatric applications. We used this clinical information to file a 510(k) to the FDA requesting clearance to allow for the use of the Vasotrac system on pediatric patients. In June 2001, we received 510(k) clearance from the FDA for use of the Vasotrac system in pediatric applications.

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

Below is a summary of the clinical studies completed and currently underway on the Vasotrac continual non-invasive blood pressure system:

         a.  Volunteer Study - University of Minnesota                                           June 1994
         b.  International Multi Center Study                                                    December 1997
                  Tokyo's Women's Medical College, University of California,
                  University of Vienna, University of Lille, St. Antoine Hospital
                  and University of Minnesota
         c.  Induced Hypotension - University of Vienna                                          August 1998
         d.  Morbidly Obese Patients - University of Minnesota                                   September 1998
         e.  Patient Comfort - University of Vienna                                              December 1999
         f.  Volunteer Study II - University of Minnesota                                        June 2000
         g.  Pediatric vs. Cuff - University of Minnesota                                        August 2000
         h.  Patient Comfort - Virginia Tech                                                     September 2000
         i.  Vasotrac vs. Arterial Catheter - University of Arkansas, Children's' Hospital       February 2001
         j.  Vasotrac vs. Arterial Catheter - Children Cardiology - Boston Children's Hospital   In Process
         k.  University of Chicago - Atrial disturbances                                         In Process
         l.  Arkansas Children's - Sensor Options-Vasotrax Handheld Validation                   In Process
         m.  LDS Hospital-Vasotrac in Sleep Lab Patients-Nocturnal Hypertension episodes         In Process

         n.  Mayo Clinic-Liver Transplant Correlation                                            In Process
         o.  Univ. of UT-Primary Children's using the Vasotrac in Cath Lab instead of
             Catheters                                                                           In Process

We have also conducted clinical studies to develop and validate the Company's Vasotrax hand-held blood pressure measurement technology. These clinical studies included 60 healthy subjects. For each subject an arterial catheter was inserted in one arm and several operators performed repeated blood pressure measurements from the opposite arm using the hand-held monitor. For each one of the operator's blood pressure measurements, the corresponding arterial blood pressure measurements were determined and compared for accuracy. The raw waveform data from the arterial line as well as the raw data from the hand-held device were also recorded and stored into our clinical database for further processing. The data from the first 45 subjects was used for product development purposes. The data from the last set of 15 subjects was recorded with the final design of the hand-held monitor. The results of the comparison between the arterial line blood pressure readings and the hand-held device on these 15 subjects was then referenced as part of our filing with the FDA for the hand-held device's 510(k) submission, which was filed in June 2000. As was the case for the Vasotrac system, the standard deviation values for the Vasotrax hand-held monitor were below the 8mmHg standard deviation limit for clinical acceptability as established by AAMI. In August 2000, we received FDA clearance to begin marketing the Vasotrax hand-held monitor in the United States for use on adult patients by trained medical personnel. Future studies will be explored to determine the usefulness and accuracy of the Vasotrax hand-held monitor for use in pediatric patients.

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

MARKETING

Our success depends primarily on gaining physician and hospital acceptance of our products. One focus of our marketing strategy must necessarily involve overcoming resistance of the medical community to the introduction of new techniques or technology. We will build educational material (video tapes, CD ROMS, web tools and clinical workbooks) specifically about blood pressure monitoring and the benefits derived from Medwave's technology. We believe that testing of our products has yielded favorable results compared to other non-invasive blood pressure monitors. Now we will strive to create more of a presence and awareness about our technology and the benefits it brings to the healthcare provider. We intend to accomplish this by increasing our presence at industry trade shows, increasing the number of people representing our products, placing advertisements in industry trade journals, enhancing our web site, increasing our public relations activity, and conducting and participating in industry "Symposiums" regarding blood pressure monitoring and the benefits derived from Medwave's technology.

EMPLOYEES

As of June 28, 2002, we had 15 full-time employees. Of this number, nine are in sales, three are in manufacturing, one is in research and development, and the balance are in management or administration. In addition we have several part time employees, and use contract employees to satisfy some development work.

We anticipate we will hire additional employees within the next 12-month period, primarily in sales and marketing positions. However, such requirements are subject to change and are highly dependent on the market acceptance of our products, our distribution methods, and existing employment market conditions.

PRICING AND DISTRIBUTION

We are constantly evaluating the marketable price of the Vasotrac system and the Vasotrax hand-held monitor. Such pricing takes into consideration the marketing process for the Vasotrac system and the Vasotrax hand-held monitor and can be expected to remain dependent on a number of factors, including manufacturing costs, prices of competitive products, distribution methods, volume discounts, and market acceptance. We believe that the Vasotrac system is currently priced slightly higher than the high-end automatic cuffs sold by our competitors. We believe, however, that our higher price will be supportable due to the superior clinical performance associated with our product over such automatic cuff devices. In addition, because many departments at hospitals use disposable blood pressure cuffs, which can be an added cost to using these products. We have developed cost benefit models that highlight the savings related with the use of the Vasotrac.

In comparison to the costs associated with A-line procedures, we believe that the Vasotrac system will, on a per-procedure basis, result in significant savings for healthcare providers. Insertion of an A-line is an invasive surgical procedure requiring a physician. No matter how routine any such procedure may become, all invasive procedures retain the inherent risk of complications and have attendant direct and indirect costs associated with them. We believe that the cost for non-invasively monitoring the blood pressure of a patient with the Vasotrac system will be less than with an invasive A-line. We believe that this gives it a competitive edge in an increasingly cost-conscious healthcare industry. We are currently preparing and presenting cost benefit models to potential customers.

We believe that a market also exists for us to sell our Vasotrac OEM module to other equipment companies, such as companies who manufacture patient monitoring, defibrillators, sleep systems, and cardiology systems. We recently began to ship pre-production modules to Nihon Kohden of Japan, a market leader in the Japanese market with approximately 50% market share in-patient monitoring. These types of agreements offer the potential for widespread market penetration without the tremendous investment in resources, that would be expected if we were to attempt entry on such a wide scale ourselves. In addition, we expect that the volume commitments from such agreements could be multi-year and offer yields that would take a direct sales organization years to accomplish. Now that development of the OEM Module is completed, we will pursue other such agreements with other organizations.

For additional information concerning our product distribution efforts and arrangements, see "General" above.

PATENTS AND PROPRIETARY TECHNOLOGY

We have applied for U.S. patents covering various aspects of Medwave's blood pressure technology. As of June 2002, nineteen U.S. patents relating to Medwave's blood pressure technology have been granted, and five U.S. patent applications are pending. We also have pending patent applications relating to our blood pressure technology in the European Patent Office, Australia, Brazil, Canada, China, India, Japan, and Russia. Most of our patents and patent applications relate to both the Vasotrac system and to the Vasotrax hand-held blood pressure monitor.

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

Like all medical device manufacturers, we must implement, maintain and follow the FDA's Quality System Regulation ("QSR") and Good Manufacturing Practices ("GMP"). We believe our primary manufacturing costs will be driven by initial scale-up and ultimate production levels and will not be significantly impacted by such requirements. Should we intend to market the Vasotrac system or the Vasotrax hand-held monitor for new or different uses, or should we significantly modify the system in a way that could significantly affect its safety or effectiveness, we would be required to again file a new 510(k) Submission with the FDA. Moreover, it is anticipated that any new product concepts developed by us, will require various government clearances prior to being sold. In our initial 510(k) Submission to the FDA, we included not only clinical data, but also outlined our plans to continue testing, and integrating the results therefrom into the Vasotrac system. We do not believe that FDA regulations require, and therefore at this point do not anticipate, submission to the FDA of our post-510(k) clinical studies. Although the FDA has stated that the manufacturer is best qualified to make an initial determination of whether a new 510(k) Submission is necessary, the FDA can overrule a manufacturer's decision not to submit a new 510(k) Submission and take appropriate regulatory action. If we determine we need not submit any such new 510(k) Submission, including with respect to our post-510(k) clinical studies, and the FDA consequently takes regulatory action, we could be materially and adversely affected.

During the Spring of 2000, we began working on gaining the CE Mark, which is required by European Union countries prior to commencement of sales into those countries. We satisfied the requirements and were able to display the "CE Mark" on designated units of our Vasotrac system. In addition, we completed the process necessary for ISO 9001-EN46001-EC Directive 93/42/EEC Annex II.3 approval in November 2001. This allows us to display the "CE Mark" on all of our products. In addition to this approval, we are also working on non-English versions for the Vasotrac system, which may be required in certain international markets. To date we have completed a German and Italian version.

In June 2000 we entered into an agreement with Nihon Kohden of Tokyo, Japan. As part of this agreement, we worked with Nikon Kohden to submit extensive documentation to the Japanese Ministry of Health for clearance of the Vasotrac System in the Japanese market. We have received the necessary clearance in January 2002 and have started to ship Vasotrac Monitors to the Japanese Market.

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

WE MUST MAINTAIN AND DEVELOP STRATEGIC RELATIONSHIPS WITH THIRD PARTIES TO INCREASE MARKET PENETRATION OF OUR PRODUCT LINES.

We distribute our products to domestic hospitals with our direct sales organization and regional dealers, and targeted international markets primarily through distributors. We also have a Vasotrac system OEM modules sales agreement in place with Nihon Kohden, a well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. We intend to enter into similar agreements with other major medical device companies and to establish technology partnerships with other medical product and technology companies. Widespread acceptance of technology is dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of our direct sales organization.

Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control. We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

OUR INTERNATIONAL SALES EXPOSE US TO UNIQUE RISKS.

In fiscal 2002, international sales accounted for approximately 33% of our revenue.

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

WE RELY ON A SINGLE TECHNOLOGY PLATFORM.

We believe that significant and expanding markets exist for the Vasotrac system, the Vasotrax hand-held monitor, and for additional products incorporating our proprietary technology. Currently we utilize one technology platform in both the Vasotrac system and the Vasotrax hand-held monitor. The technology platform is our sensor technology and the software algorithm. In addition, in September 2000 we entered into an agreement to incorporate the Vasotrac system technology into an OEM module. Recently we began shipping pre-production units to Nihon Kohden. Reliance on a single technology platform creates substantial risks for us. If, for example, the Vasotrac system and the Vasotrax hand-held monitor are not successfully marketed, if they fail to meet customer needs, or if they are not accepted in the marketplace, we would be materially and adversely affected, our primary business focus would require re-evaluation and our ability to continue operations would be jeopardized. Additionally, there can be no assurance that other products utilizing our proprietary technology will ever be successfully developed or marketed. We have not undertaken any comprehensive patent infringement searches or studies. If the Vasotrac system or the Vasotrax hand-held monitor were found to infringe on the patent rights of others or if third parties successfully asserted rights to the these products, we would be materially adversely affected.

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

WE MUST CONTINUE TO EVALUATE THE DESIGN OF OUR PRODUCTS

While our initial product development and clinical testing program for the Vasotrac system, Vasotrax hand-held monitor, and OEM Module are complete, extensive use and evaluation of the design is necessary in order to assess whether the products, as currently configured, will broadly meet customer needs or be accepted as a viable alternative in the marketplace. We will continue to test the Vasotrac system and Vasotrax hand-held monitor to enhance their market acceptance. If the configuration of the system must be modified, there can be no assurance such modifications will be acceptable to customers or be technically feasible. Even if feasible, such modifications could result in significant delays and significant expenses. If such modifications require regulatory approval, additional significant delays could result. We could be materially and adversely affected by any of these developments.

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

OUR PRODUCTS MAY REQUIRE SERVICING; WE MAY BE SUBJECT TO PRODUCT LIABILITY
CLAIMS

Our goal is to produce highly reliable Vasotrac systems, OEM modules thereof, and Vasotrax hand-held monitors that do not require excessive subsequent servicing. There can be no assurance, however, that we will be successful in achieving such goal. There also can be no assurance that additional problems will not occur, that additional servicing requirements will not be necessary or that any additional problems or servicing requirements, individually or in the aggregate, will not be significant, difficult to correct, time-consuming or prohibitively expensive. Further, the need for any such additional servicing may not be readily apparent to clinicians using the Vasotrac system, OEM modules thereof, or the Vasotrax hand-held monitor. We believe that actual or perceived excessive servicing requirements for the Vasotrac system, OEM modules thereof, or the Vasotrax hand-held monitor could materially and adversely affect market acceptance of the system and could raise product liability concerns. See "Risk Factors -- We may be subject to product liability claims that exceed insurance coverage." Although we plan to continue testing our products to determine the extent of their servicing requirements, there can be no assurance that we can precisely identify the exact scope of such servicing requirements.

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

WE CURRENTLY HAVE LIMITED OR SINGLE SOURCES OF SUPPLY

We currently purchase from outside vendors, on a purchase order basis, small quantities of virtually all components and subassemblies for the Vasotrac system and Vasotrax hand-held monitor. Should production rates increase, the supply of components and subassemblies will become more critical. At present, many components are supplied by one vendor or are made by hand without production tooling in our facility. Furthermore, we have no formal agreements with any of our vendors. Should a key vendor be unwilling or unable to supply any components or subassemblies required by us in a timely manner, we may be materially adversely affected.

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

The current widespread acceptance of non-invasive cuff technology and of the arterial line, and the lack of widespread acceptance of non-invasive technologies like ours, is an important competitive disadvantage that we must overcome in order to gain general market acceptance. In addition, the current technology involving cuffs and arterial lines has established cooperative relationships with large medical equipment companies and buying groups that we must also overcome in order to successfully compete. If we are not successful at overcoming such competition, our primary business focus would likely require re-evaluation with our ability to continue operations being jeopardized. We have however entered into a national group purchasing agreement with AmeriNet, one of the largest GPO's in the US, with approximately 15,000 members.

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

WE DEPEND ON MANAGEMENT

Our success currently depends on the services of Tim O'Malley, our President and Chief Executive Officer. The loss of Mr. O'Malley may hurt our business if we are unable to identify other individuals to provide us with similar services. We do not maintain "key person" insurance on any of our employees, however the Board of Directors in currently investigating the cost and benefits of purchasing a "key man" life insurance policy on Tim O'Malley.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT EXCEED INSURANCE COVERAGE.

We have obtained product liability insurance, including excess umbrella coverage, in the aggregate amount of $10,000,000 covering the Vasotrac system; OEM Module and Vasotrax hand-held monitor. However, there can be no assurance that we will be able to maintain such insurance in amounts and with coverage that will adequately cover associated risks or that such insurance will be available in the future at premiums that can be economically justified. Lack of such insurance could expose us to substantial damages, which could have a material, adverse effect upon us.

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE CONTINUED LOSSES.

We have experienced losses every year since our incorporation. These losses have resulted because we have expended more money in the course of researching, developing and enhancing our technology and products and establishing our sales and marketing organization than we have generated in revenues. We expect that our operating expenses will remain relatively stable in the foreseeable future even as we increase our sales and marketing activities, and expand our operations. It is possible that we will never achieve or sustain the revenue levels required for profitability.

WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY BE UNAVAILABLE.

The commercialization of our product line and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:

o our rate of sales growth--fast growth may actually increase our need for additional capital to hire additional staff, purchase additional component inventories, finance the increase in accounts receivable and supply additional support services;

o our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital;

o our receipt of, and the time required to obtain, regulatory clearances and approvals--the longer regulatory approval takes, the more working capital we will need to support our regulatory and development efforts in advance of sales;

o the level of resources that we devote to the development, manufacture and marketing of our products--any decision we make to improve, expand or simply change our process, products or technology will require increased funds;

o our facilities requirements--as we grow we may need additional manufacturing, warehousing and administration facilities and the costs of the facilities would be borne long before any increased revenue from growth would occur;

o market acceptance and demand for our products--although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital; and

o financing strategies--our attempt to accelerate the otherwise lengthy purchasing processes of hospitals by offering programs as an alternative to outright purchasing and by providing purchasers with extended payment terms and financing options will require additional capital.

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

In the event that our common stock was de-listed from the Nasdaq Market due to low stock price, we may become subject to special rules, called penny stock rules, that impose additional sales practice requirements on broker- dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.

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

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY.

The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

o    quarterly variations in operating results;

o announcements of technological innovations, new products or pricing by our competitors;

o    changes in, or failure to meet, financial estimates of securities analysts;

o the rate of adoption by physicians of Medwave's technology in targeted markets;

o    the timing of patent and regulatory approvals;

o    the timing and extent of technological advancements;

o    results of clinical studies;

o the sales of our common stock by affiliates or other shareholders with large holdings; and

o    general market conditions.

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

ITEM 2. PROPERTIES.

We lease property in Arden Hills, Minnesota and Danvers, Massachusetts. Our Minnesota building lease expires in May 2004. The monthly lease payment is approximately $4,722. The Danvers Building lease expires January 2005. The monthly lease payment is approximately $2,200. We are generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the facility. Our production capacity is adequate for our present needs. We believe that the property has been adequately maintained and is suitable for our business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The undersigned Inspectors of Election at the Annual Meeting of Shareholders of Medwave Inc. report as follows:

There were 6,989,599 shares of Common Stock entitled to vote at the meeting and a total of 5,931,955 shares (84.87%) were represented at the meeting.

1.       Election of Directors:

                                                               FOR                  WITHHOLD
              ---------------------------------------- --------------------- -----------------------
              Norman Dann                                         5,900,605                  31,350
              ---------------------------------------- --------------------- -----------------------
              William D. Corneliuson                              5,900,605                  31,350
              ---------------------------------------- --------------------- -----------------------
              Timothy J. O'Malley                                 5,796,905                 135,050
              ---------------------------------------- --------------------- -----------------------
              Frank A. Katarow                                    5,900,605                  31,350
              ---------------------------------------- --------------------- -----------------------
              John Miclot                                         5,900,605                  31,350
              ---------------------------------------- --------------------- -----------------------


2. Amend Articles of Incorporation and Bylaws to provide for staggered election of directors and modify removal requirements for directors.


                   FOR             AGAINST               ABSTAIN               BROKER NON-VOTE
              --------------- ------------------- ----------------------- --------------------------
                2,638,286          632,434                15,760                  2,645,475
              --------------- ------------------- ----------------------- --------------------------

3. Adopt Amended and Restated Stock Option Plan, including reservation of 500,000 additional shares, adding provision for discretionary grants to nonemployee directors and extension to February 26, 2012 of term during which incentive stock options may be granted.


                   FOR             AGAINST               ABSTAIN               BROKER NON-VOTE
              --------------- ------------------- ----------------------- --------------------------
                3,100,811          158,909                26,760                  2,645,475
              --------------- ------------------- ----------------------- --------------------------




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our common stock began trading in November 1995 on the Nasdaq SmallCap Market under the symbol "MDWV" The following table sets forth the high and low closing sales price for the Common Stock during each specified period as reported by the Nasdaq Stock Market, Inc.:

         FISCAL 2001                        HIGH                       LOW
         -----------                        ----                       ---
             First Quarter                  $8.25                      $6.75
             Second Quarter                  7.625                      7.063
             Third Quarter                   8.125                      7.125
             Fourth Quarter                  7.50                       4.00

         FISCAL 2002                        HIGH                       LOW
         -----------                        ----                       ---
             First Quarter                  $4.80                      $3.35
             Second Quarter                  5.00                       3.20
             Third Quarter                   3.45                       1.81
             Fourth Quarter                  2.35                       1.15

There were approximately 175 record holders and 1,000 beneficial holders of our common stock as of June 28, 2002. On June 28, 2002, the closing price for our common stock was $1.00. We have never paid a dividend on our common stock and do not intend to pay dividends in the foreseeable future.

In a private placement conducted from March to June, 2001, we issued units consisting of common stock and warrants to 67 accredited investors. In the first round of the private placement, on March 20, 2001 we issued 181,125 units, each unit consisting of one share of common stock and a five-year warrant to purchase one and one-half shares of common stock, for aggregate cash consideration of $1,154,672. The warrants become exercisable six months after the date of issuance at an exercise price of $6.425 per share. In the second round of the private placement, on June 13, 2001 we issued 1,235,777 units, each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock, in consideration of $4,867,164 cash. The warrants become exercisable six months after the date of issuance at an exercise price of $4.25 per share. Miller Johnson Steichen Kinnard, Inc., which acted as our agent in the private placement, received a commission of $602,184, a five-year warrant to purchase 13,603 shares at $6.425 per share and a five-year warrant to purchase 121,287 shares at $4.25 per share. We relied on Rule 506 under the Securities Act of 1933 for the offer and sale of these securities. Each investor represented in writing that the securities were being acquired for investment and, in addition, the certificates representing the securities bear a restrictive securities legend.

ITEM 6.  SELECTED FINANCIAL DATA


                                                             Year Ended April 30
                                                             (Audited)


                                                 -----------------------------------------------------------------------
                                                       2002          2001          2000          1999               1998
                                                  -----------------------------------------------------------------------
Revenue:
     Net Sales                                       $   790,599   $   555,233   $   486,132    $  509,530  $    593,012

Operating expenses:
     Cost of sales and product development               583,255       622,011       617,172       505,110       552,560
     Research and development                            673,852     1,142,685     1,122,247     1,230,072     1,033,145
     Sales and marketing                               1,597,744     1,157,149       823,373       855,153     1,091,780
     General and administrative                          709,506       602,564       691,771       506,621       491,229
                                                  -----------------------------------------------------------------------
Total operating expenses                               3,564,357     3,524,409     3,254,563     3,096,956     3,168,714


                                                  -----------------------------------------------------------------------
Operating loss                                       ($2,773,758)  ($2,969,176)  ($2,768,431)  ($2,587,426)  ($2,575,702)

Other income:
     Interest income (other expense)                     117,229       116,532       215,488       367,529       238,965
     Other Income                                          --            --            --        1,500,000          --
                                                  -----------------------------------------------------------------------
Net loss                                             $(2,656,529)  $(2,852,644)  $(2,552,943)   $ (719,897) $ (2,336,737)
                                                  =======================================================================

Net loss per share - basic and diluted                   $ (0.39)      $ (0.52)      $ (0.47)      $ (0.13)      $ (0.48)
                                                  =======================================================================

Weighted average number of common and
     common equivalent shares outstanding
     - basic and diluted                               6,841,991     5,522,363     5,475,886     5,398,331     4,916,654
                                                  =======================================================================




BALANCE SHEET DATA:               2002         2001        2000        1999        1998
Cash and cash equivalents      $3,048.051   $1,116,589  $1,155,924  $1,175,756  $1,926,697
Working capital                 3,243,511    1,461,596   3,007,302   3,965,613   2,903,011
Total assets                    3,799,616    2,130,790   3,766,789   6,143,492   6,739,162
Total shareholders' equity      3,316,167    1,606,547   3,499,665   5,902,956   6,572,046

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                                          Year Ended April 30

                                                 ----------------------------------------------
                                                         2002            2001          2000
                                                 ----------------------------------------------
Revenue:
     Net Sales                                           $790,599       $555,233      $486,132

Operating expenses:
     Cost of sales and product development                583,255        622,011       617,172
     Research and development                             673,852      1,142,685     1,122,247
     Sales and marketing                                1,597,744      1,157,149       823,373
     General and administrative                           709,506        602,564       691,771
                                                 ----------------------------------------------
Total operating expenses                                3,564,357      3,524,409     3,254,563


                                                 ----------------------------------------------
Operating loss                                        ($2,773,758)   ($2,969,176)  ($2,768,431)

Other income:
     Interest income (other expense)                      117,229        116,532       215,488
     Other Income                                           --             --            --
                                                 ----------------------------------------------
Net loss                                             $ (2,656,529)   $(2,852,644) $ (2,552,943)
                                                 ==============================================

Net loss per share - basic and diluted                    $ (0.39)       $ (0.52)      $ (0.47)
                                                 ==============================================

Weighted average number of common and
     common equivalent shares outstanding
     - basic and diluted                                6,841,991      5,522,363     5,475,886
                                                 ==============================================


Fiscal year ended April 30, 2002 compared to fiscal years ended April 30, 2001 and April 30, 2000

Operating revenue for fiscal 2002 was $790,599, an increase of $235,366 or 42.4% from fiscal 2001 operating revenue of $555,233. Operating revenue for fiscal 2001 of $555,233, was an increase of $69,101 or 14.2% from fiscal year 2000 operating revenue of $486,132. The increase in operating revenue in fiscal 2002 was due to sales from a direct sales organization and from the sale of products to international markets and the establishment of regional specialty dealers in the U.S. The increase in operating revenue from fiscal year 2000 to fiscal year 2001 was primarily due to our adding direct sales representatives to support the dealer network.

Operating expense for fiscal 2002 was $3,564,357, an increase of $39,948 or 1.1% from fiscal year 2001. Operating expense for fiscal 2001 was $3,524,409, an increase of $270,46 or 8.3% from fiscal year 2000 operating expense of $3,254,563. The increase in operating expense from fiscal 2002 to fiscal 2001 was primarily due to an increase in direct sales and marketing expenses, offset in part by a decrease in research and development expenses. The increase in operating expense from fiscal 2000 to fiscal 2001 relates primarily to increased sales and marketing expenses as we increased our direct sales representatives to support the dealer network and as we created marketing material to support the sales representatives and dealer network. However, part of this increase was offset by a decrease in general and administrative expenses as we did not have the cost of hiring a new CEO, an expense that were incurred in the fiscal year 2000.

The cost of sales and product development for fiscal 2002 were $583,255, a decrease of $38,756 or 6.2% from fiscal year 2001 cost of sales and product development expense of $622,011. The cost of sales and product development for fiscal 2001 were $622,011, an increase of $4,839 or 0.8% from fiscal year 2000 cost of sales and product development expense of $617,172.

Research, development, and clinical expense for fiscal year 2002 were $673,852, a decrease of $468,833 or 41.0% from fiscal year 2001 research and development, and clinical expense of $1,142,685. Research, development, and clinical expense for fiscal year 2001 were $1,142,685, an increase of $20,438 or 1.8% from fiscal year 2000 research and development, and clinical expense of $1,122,247. The decrease in research, development, and clinical expense from fiscal 2001 to fiscal 2002 was attributed to a decrease in research and development activity as we progressed from a product development to sales and marketing and less reliance on outside contractors. The increase in research, development, and clinical expense from fiscal 2000 to fiscal 2001 was primarily related to the research and development of the Vasotrax hand-held monitor that was introduced in November 2000.

General and administrative expense for fiscal year 2002 were $ 709,506, an increase of $106,942 or 17.7% from fiscal year 2001 general and administrative expense of $602,564. General and administrative expense for fiscal year 2001 were $602,564, a decrease of $89,207 or 12.9% from fiscal year 2000 general and administrative expense of $691,771. The increase in general and administrative expenses from 2001 to 2002 was due to an increase in monthly rent with the addition of the Danvers, MA, sales and marketing office, increased insurance costs and reliance on outside contractors for accounting services. The decrease in general and administrative expenses from 2000 to 2001 was primarily due to the one-time expense incurred in fiscal 2000 relating to the hiring of a new President and CEO.

Sales and marketing expense for fiscal year 2002 were $1,597,744 an increase of $440,595 or 38.0% from fiscal year 2001 sales and marketing expense of $1,157,149. Sales and marketing expense for fiscal year 2001 were $1,157,149, an increase of $333,776 or 40.5% from fiscal year 2000 sales and marketing expense of $823,373. The increase in sales and marketing expense from fiscal 2001 to fiscal 2002 relates to an increase of marketing activity, such as attendance at more trade shows. A new expanded web site and the addition of direct sales specialists. The increase in sales and marketing expense from fiscal 2000 to fiscal 2001 relates primarily to increased sales and marketing expenses as we increased our direct sales representatives to support the dealer network and as we created marketing material to support the sales representatives and dealer network.

Other income of $1,500,000 in fiscal year 1999 was derived from a technical evaluation agreement entered into in September 1998.

Interest income for fiscal year 2002 was $117,229 an increase of $697 or .06% from fiscal year 2001 interest income of $116,532. Interest income for fiscal year 2001 was $116,532, a decrease of $98,956 or 45.9% from fiscal year 2000 interest income of $215,488. The increase in interest income in fiscal 2002 from fiscal 2001 was due to a higher level of invested cash offset by decreasing interest rates. The decrease in interest income in fiscal 2001 from fiscal 2000 was a result of the use of investments to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, and cash equivalents were $3,048,051and $1,116,589 at April 30, 2002 and April 30, 2001, respectively. We incurred cash expenditures of $2,375,727 for operations for the fiscal year ended April 30, 2002.

With the cash and cash equivalents we believe that sufficient liquidity is available to satisfy our working capital needs for approximately fourteen months from the end of fiscal year April 2002. We have no significant capital expenditure commitments and do not plan any significant sale of capital equipment.

Cash flows used in operations decreased to $2,375,727 in fiscal year 2002 from $2,916,658 in fiscal year 2001, a decrease of $540,931 or 18.5%. In both periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. The primary use of cash in operations for fiscal year 2001 was for increases in inventory, primarily due to our preparing for future anticipated sales as the result of our signing agreements with foreign distributors and our starting production on the Vasotrax hand-held blood pressure monitor, and for prepaid expenses primarily the result of deposit on a future inventory purchase and for prepaid insurance costs. These uses in cash were partially offset by increases in deferred income, primarily due to our contract with Nihon Kohden for OEM modules and a distribution agreement for the Japanese market, for fiscal year 2001, and increases in accounts payable, primarily from increased trade payables, for fiscal years 2001 and 2000.

Net investing activities used $60,334 and $165,202 of cash in fiscal years 2002 and 2001, respectively, for property and equipment additions, primarily sales equipment in 2002 and for production tooling and molding for the Company's products, in 2001, and provided cash of $2,093,439 for fiscal years 2001, primarily due to the conversion of marketable securities into cash to be used for operations.

Financing activities provided $4,366,149 and $949,086 of cash in fiscal years 2002 and 2001, respectively. In fiscal year 2002, the proceeds were primarily from the June 2001 second round of the private placement of common stock and warrants as well as the exercise of stock options. In fiscal year 2001, the proceeds were from the March 2001 first round of our private placement of common stock and warrants.

IMPACT OF INFLATION

Inflation has had no material effect on the Company's operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS. Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                  Medwave, Inc.
                          (A Development Stage Company)

                              Financial Statements

                       Years Ended April 30, 2002 and 2001




                                    CONTENTS

Report of Independent Auditors.........................................................................28

Audited Financial Statements

Balance Sheets.........................................................................................29
Statements of Operations...............................................................................31
Statement of Changes in Stockholders' Equity...........................................................32
Statements of Cash Flows...............................................................................35
Notes to Financial Statements..........................................................................36

                         Report of Independent Auditors

The Board of Directors and Stockholders
Medwave, Inc.

We have audited the balance sheets of Medwave, Inc. (a development stage company) as of April 30, 2002 and 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2002 and the period from June 27, 1984 (inception) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at April 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2002 and the period from June 27, 1984 (inception) to April 30, 2002, in conformity with accounting principles generally accepted in the United States.

                                                /s/ Ernst & Young LLP

Minneapolis, Minnesota
June 21, 2002

                                  Medwave, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                                   APRIL 30
                                                                            2002              2001
                                                                     --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $3,048,051        $1,116,589
   Accounts receivable, net of allowance for doubtful accounts of
     $18,012 and $13,203 for 2002 and 2001, respectively
                                                                              283,114           208,009
   Inventories                                                                252,498           467,632
   Prepaid expenses                                                           143,297           193,609
                                                                     --------------------------------------
Total current assets                                                        3,726,960         1,985,839



Property and equipment:
   Research and development equipment                                         210,633           218,292
   Office equipment                                                           100,048           113,086
   Manufacturing and engineering equipment                                    285,158           285,504
   Sales and marketing equipment                                              109,895            54,269
   Leasehold improvements                                                      31,613            31,613
                                                                     --------------------------------------
                                                                              734,347           702,764
   Accumulated depreciation                                                  (661,691)         (557,813)
                                                                     --------------------------------------
                                                                               72,656           144,951

                                                                     --------------------------------------
Total assets                                                               $3,799,616        $2,130,790
                                                                     ======================================

                                                                                   APRIL 30
                                                                            2002              2001
                                                                     --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $     252,727     $     278,887
   Accrued payroll and related expenses                                         81,097            45,666
   Deferred revenue                                                            149,625           199,690
                                                                     --------------------------------------
Total current liabilities                                                      483,449           524,243

Stockholders' equity:
   Common Stock, no par value:
     Authorized shares - 50,000,000
     Issued and outstanding shares - April 30, 2002--7,250,916 and
       April 30, 2001--5,734,049                                            21,752,105        17,385,956
   Deficit accumulated during the development stage                        (18,435,938)      (15,779,409)
                                                                     --------------------------------------
Total stockholders' equity                                                   3,316,167         1,606,547






                                                                     --------------------------------------
Total liabilities and stockholders' equity                                $  3,799,616      $  2,130,790
                                                                     ======================================

See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                            PERIOD FROM
                                                                                                           JUNE 27, 1984
                                                                 YEAR ENDED APRIL 30                       (INCEPTION) TO
                                                       2002              2001             2000             APRIL 30, 2002
                                                 ----------------------------------------------------- -----------------------
Revenue:
   Net sales                                         $    790,599     $    555,233      $    486,132        $   3,007,448

Operating expenses:
   Cost of sales and product development                  583,255          622,011           617,172            2,993,369
   Research and development                               673,852        1,142,685         1,122,247            9,789,733
   General and administrative                             709,506          602,564           691,771            5,216,181
   Sales and marketing                                  1,597,744        1,157,149           823,373            6,173,476
                                                 ----------------------------------------------------- -----------------------
Operating loss                                         (2,773,758)      (2,969,176)       (2,768,431)         (21,165,311)

Interest income                                           117,229          116,532           215,488            1,856,133
Other income                                                    -                -                 -            1,500,000
                                                 ----------------------------------------------------- -----------------------
Net loss                                             $ (2,656,529)    $ (2,852,644)     $ (2,552,943)       $ (17,809,175)
                                                 ===================================================== =======================

Net loss per share - basic and diluted                   $(.39)            $(.52)           $(.47)               $(5.63)
                                                 ===================================================== =======================

Weighted average number of shares
   outstanding - basic and diluted                      6,841,991        5,522,363         5,475,886            3,160,479
                                                 ===================================================== =======================

See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                  Statement of Changes in Stockholders' Equity


                                                                                                     DEFICIT
                                                                                  ACCUMULATED      ACCUMULATED
                                                         COMMON STOCK                OTHER          DURING THE
                                                -----------------------------    COMPREHENSIVE      DEVELOPMENT
                                                   SHARES           AMOUNT           LOSS             STAGE          TOTAL
                                                -----------------------------------------------------------------------------
Issuance of Common Stock at $.15 per share in
   July 1984 for capital equipment donated            10,000      $   1,500         $   -            $      -     $   1,500
                                                                                                            -
Assets donated to Company by officer in
   August 1984                                             -          1,145             -                   -         1,145
Net income for the period of June 27, 1984
   (inception) to April 30, 1985                           -              -             -                 235           235
                                                -----------------------------------------------------------------------------
Balance at April 30, 1985                             10,000          2,645             -                 235         2,880
Net income                                                 -              -             -               1,393         1,393
                                                -----------------------------------------------------------------------------
Balance at April 30, 1986                             10,000          2,645             -               1,628         4,273
Issuance of Common Stock in connection with
   stock split in July 1986                          190,000              -             -                   -             -
Net loss                                                   -              -             -             (98,211)      (98,211)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1987                            200,000          2,645             -             (96,583)      (93,938)
Net loss                                                   -              -             -            (131,931)     (131,931)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1988                            200,000          2,645             -            (228,514)     (225,869)
Net loss                                                   -              -             -            (258,135)     (258,135)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1989                            200,000          2,645             -            (486,649)     (484,004)
Issuance of Common Stock at $.975 per share in
   April 1990 for consulting services                  3,500          3,413             -                   -         3,413
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock, Series A
                                                           -         (1,145)            -             (21,343)      (22,488)
Net loss                                                   -              -             -            (278,845)     (278,845)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1990                            203,500          4,913             -            (786,837)     (781,924)
Accrual of dividends payable on the Redeemable
   Convertible Preferred Stock Series A
                                                           -              -             -              (1,775)       (1,775)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -              (9,711)       (9,711)
Net loss                                                   -              -             -            (553,710)     (553,710)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1991                            203,500          4,913             -          (1,352,033)   (1,347,120)
Accretion on the Redeemable Convertible
   Preferred Stock - Series I                              -              -             -             (10,649)      (10,649)
Accretion on the Redeemable Convertible
   Preferred Stock - Series II                             -              -             -            (105,318)     (105,318)
Net loss                                                   -              -             -          (1,371,031)   (1,371,031)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1992 (carried forward)          203,500          4,913             -          (2,839,031)   (2,834,118)

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

                                  Medwave, Inc.
                          (A Development Stage Company)

            Statement of Changes in Stockholders' Equity (continued)


                                                                                                     DEFICIT
                                                                                  ACCUMULATED      ACCUMULATED
                                                         COMMON STOCK                OTHER          DURING THE
                                                -----------------------------    COMPREHENSIVE      DEVELOPMENT
                                                   SHARES           AMOUNT           LOSS             STAGE          TOTAL
                                                -----------------------------------------------------------------------------
Balance at April 30, 1997 (brought forward)        4,818,738    $12,764,703      $(24,919)      $  (7,317,188)   $5,422,596
Exercise of stock options and warrants               119,658        484,058             -                   -       484,058
Private Placement of Common Stock, in March
   1998 at $7.50 per share, net of expenses          440,000      2,992,209             -                   -     2,992,209
Change in unrealized loss on investments                   -              -         9,920                   -         9,920
Net loss                                                   -              -             -          (2,336,737)   (2,336,737)
                                                                                                                -------------
Comprehensive loss                                                                                               (2,326,817)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1998                          5,378,396     16,240,970       (14,999)         (9,653,925)    6,572,046
Exercise of stock options and warrants                58,200         53,650             -                   -        53,650
Change in unrealized loss on investments                   -              -        (2,843)                  -        (2,843)
Net loss                                                   -              -             -            (719,897)     (719,897)
                                                                                                                -------------
Comprehensive loss                                                                                                 (722,740)
                                                -----------------------------------------------------------------------------
Balance at April 30, 1999                          5,436,596     16,294,620       (17,842)        (10,373,822)    5,902,956
Exercise of stock options and warrants                63,000        142,250             -                   -       142,250
Change in unrealized loss on investments                   -              -         7,402                   -         7,402
Net loss                                                   -              -             -          (2,552,943)   (2,552,943)
                                                                                                                -------------
Comprehensive loss                                                                                               (2,545,541)
                                                -----------------------------------------------------------------------------
Balance at April 30, 2000                          5,499,596     16,436,870       (10,440)        (12,926,765)    3,499,665
Exercise of stock options                             53,328              -             -                   -             -
Private Placement of Common Stock, in March
   2001 at $6.38, net of expenses                    181,125        949,086             -                   -       949,086
Change in unrealized loss on investments                   -              -        10,440                   -        10,440
Net loss                                                   -              -             -          (2,852,644)   (2,852,644)
                                                                                                                -------------
Comprehensive loss                                         -              -             -                   -    (2,842,204)
                                                -----------------------------------------------------------------------------
Balance at April 30, 2001                          5,734,049    $17,385,956      $      -        $(15,779,409)   $1,606,547
Exercise of options                                   19,773         12,500                                          12,500
Private Placement of Common Stock, in June 2001
   at $4.25, net of expenses                       1,235,777      4,353,649             -                   -     4,353,649
Private Placement look-back provision                261,317              -             -                   -             -
Net loss                                                   -              -             -          (2,656,529)   (2,656,529)
                                                -----------------------------------------------------------------------------
Balance at April 30, 2002                          7,250,916    $21,752,105      $      -        $(18,435,938)   $3,316,167
                                                =============================================================================


See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                     PERIOD FROM
                                                                                                    JUNE 27, 1984
                                                                YEAR ENDED APRIL 30                 (INCEPTION) TO
                                                       2002            2001            2000         APRIL 30, 2002
                                                  ------------------------------------------------ -----------------
OPERATING ACTIVITIES
Net loss                                             $(2,656,529)   $(2,852,644)  $  (2,552,943)     $(17,809,178)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                        134,282        104,451          62,988           921,029
     Amortization                                              -         10,005          18,014           136,017
     Loss on sale of equipment                                                -               -             7,375
     Issuance of Common Stock for consulting
       services                                                -              -               -             3,413
     Changes in operating assets and liabilities:
       Accounts receivable                               (75,105)      (108,821)        (68,119)         (283,114)
       Inventories                                       215,134       (209,755)       (119,939)         (252,498)
       Prepaid expenses                                   50,312       (117,013)           (882)         (143,297)
       Accounts payable                                  (26,160)        62,820          39,571           252,727
       Accrued payroll                                    35,431         (5,391)        (12,983)           81,097
       Deferred revenue                                  (50,065)       199,690               -           149,625
                                                  ------------------------------------------------ -----------------
Net cash used in operating activities                 (2,372,700)    (2,916,658)     (2,634,293)      (16,936,804)

INVESTING ACTIVITIES
Purchase of property and equipment                       (61,987)      (165,202)        (74,940)       (1,020,078)
Patent expenditures                                            -              -               -          (136,017)
Purchase of investments                                        -              -      (1,814,634)      (38,908,724)
Sales and maturities of investments                            -      2,093,439       4,361,785        38,908,724
Proceeds from sale of equipment                                -              -               -            21,663
                                                  ------------------------------------------------ -----------------
Net cash (used in) provided by investing                 (61,987)     1,928,237       2,472,211        (1,134,432)
   activities

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock             4,366,149        949,086         142,250        16,271,029
Net proceeds from issuance of Convertible
   Preferred Stock                                             -              -               -         4,848,258
                                                  ------------------------------------------------ -----------------
Net cash provided by financing activities              4,366,149        949,086         142,250        21,119,287
                                                  ------------------------------------------------ -----------------
(Decrease) increase in cash and cash equivalents       1,931,462        (39,335)        (19,832)        3,048,051
Cash and cash equivalents at beginning of period       1,116,589      1,155,924       1,175,756                 -
                                                  ------------------------------------------------ -----------------
Cash and cash equivalents at end of period           $ 3,048,051    $ 1,116,589      $1,155,924     $   3,048,051
                                                  ================================================ =================

See accompanying notes.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002

1. BUSINESS ACTIVITY

Medwave, Inc. (the Company), a development stage company, is engaged exclusively in the development, manufacturing, and marketing of a proprietary, noninvasive system that monitors arterial blood pressure of adults, and in the development of related technology and products. Utilizing the Company's proprietary technology, the VASOTRAC(R) system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held device is based upon the technology used in the Vasotrac System, and was introduced to the market in 2001. The Company has also developed and OEM module version of the Vasotrac Monitor, which has been released for production in the spring of 2002.

2. MANAGEMENT'S PLANS CONCERNING CASH FLOWS AND ONGOING OPERATIONS

The Company continues to experience net losses and has an accumulated deficit in stockholders' equity of $18.4 million through April 30, 2002. The Company believes that net proceeds from its private placement completed in June 2001 (see Note 4) will be sufficient to fund its operations through April 30, 2003.

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

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                 April 30, 2002



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

4. CAPITAL STOCK

In November 1995, the Company sold 1,610,000 shares of Common Stock in an initial public offering from which the Company received net proceeds of $6,800,000.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002




4. CAPITAL STOCK (CONTINUED)

In March 1998, the Company sold 440,000 shares of Common Stock in a private placement for $7.50 per share from which the Company received net proceeds of $2,992,209.

In March 2001, the Company sold 181,125 shares of Common Stock in the first round of a private placement for $6.38 per share, resulting in net proceeds of $949,086.

The March 2001 round of the private placement contains a "look-back" provision in which the participants can receive an additional 297,555 shares for no additional consideration in the event that certain conditions exist at specified dates through July 30, 2002. In fiscal 2002, the Company issued 261,317 shares as a result of this "look-back" provision.

In June 2001, the Company sold 1,235,778 shares of its Common stock in a private placement for $4.25 per share, resulting in net proceeds of approximately $4.4 million.

5. LEASES

The Company leases its office, research and development, sales, and production facilities under operating leases that expire through January 2005 . Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company. Total rent expense under operating leases was $69,778, $73,849, and $53,712 for the years ended April 30, 2002, 2001, and 2000, respectively.

Future minimum rental payments required under leases that have remaining terms in excess of one year as of April 30, 2002 are as follows:

      2003                                                    $65,254
      2004                                                     84,048
      2005                                                     25,737
                                                            -----------
                                                             $175,039
                                                            ===========

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002



6. INCOME TAXES

At April 30, 2002, the Company had net operating loss carryforwards of approximately $17.8 million and research and development tax credit carryforwards of approximately $540,000. These carryforwards are available to offset future taxable income through 2022; however, $133,000 of the net operating loss expired in 2002.

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

No income taxes were paid for the years ended April 30, 2002, 2001, and 2000, respectively.

Components of deferred tax assets are as follows:

                                                                                    APRIL 30
                                                                             2002              2001
                                                                       ------------------------------------

   Net operating loss carryforwards                                    $      6,754,000     $  5,863,000
   Research and development credit carryforwards                                540,000          540,000
   Other                                                                        136,000
   Less valuation allowance                                                  (7,430,000)      (6,403,000)
                                                                       ------------------------------------
   Net deferred tax assets                                             $              -     $          -
                                                                       ====================================

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002




7. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees or consultants of the Company. The maximum number of shares of Common Stock currently reserved for issuance is 2,200,000 shares. A majority of the options granted have ten-year terms and vest and become fully exercisable at the end of four years of continued employment.

Option activity is summarized as follows:

                                              SHARES          OPTIONS OUTSTANDING       WEIGHTED AVERAGE
                                            AVAILABLE   -------------------------------  EXERCISE PRICE
                                            FOR GRANT        PLAN         NON-PLAN         PER SHARE
                                         ------------------------------------------------------------------

   Balance at April 30, 1999                   272,000       1,259,000       20,000             5.14
     Granted                                  (455,000)        455,000            -             6.98
     Exercised                                       -         (63,000)           -             2.26
     Canceled                                  291,000        (291,000)           -            12.38
                                         ----------------------------------------------
   Balance at April 30, 2000                   108,000       1,360,000       20,000             4.34
     Granted                                   (75,500)         75,500            -             7.13
     Exercised                                       -         (79,000)           -             1.44
     Canceled                                  157,500        (157,500)           -             7.56
                                         ----------------------------------------------
     Balance at April 30, 2001                 190,000       1,199,000       20,000             4.28
     Reserved for issuance                     500,000             -              -              -
     Granted                                  (395,000)        395,000            -             2.72
     Exercised                                       -         (30,000)           -             1.92
     Canceled                                  475,000        (475,000)           -             3.66
                                         ----------------------------------------------
   Balance at April 30, 2002                   770,000       1,089,000       20,000          $  4.06
                                         ==============================================

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002



7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options outstanding at April 30, 2002:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ----------------------------------------------------- --------------------------------
                                       WEIGHTED AVERAGE      WEIGHTED                         WEIGHTED
      RANGE OF           NUMBER     REMAINING CONTRACTUAL     AVERAGE          NUMBER         AVERAGE
   EXERCISE PRICE      OUTSTANDING           LIFE         EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
-------------------------------------------------------------------------- --------------------------------
        $ .75              130,000          2 years           $    .75          130,000       $    .75
     1.25 -  2.25          465,000          2 years               1.94           60,000           2.08
     3.00 -  5.25          150,000          4 years               3.90           85,000           4.46
     6.75 - 13.50          364,000          6 years               8.02          267,000           8.42
                     ----------------                                      ----------------
     0.75 - 13.50        1,109,000       3.58 years               4.06          542,000           5.26
                     ================                                      ================

Options outstanding expire at various dates during the period from 2003 through 2009. The number of options exercisable as of April 30, 2002, 2001, and 2000 was 542,000, 897,250, and 876,750, respectively, at weighted average exercise prices of $5.26, $3.15, and $2.55 per share, respectively.

In connection with the IPO in 1995, the Company issued warrants to purchase 140,000 shares of Common Stock at an exercise price of $6.00 per share. These warrants expired in July 2001.

In connection with the March 2001 round of the private placement, the Company issued warrants to purchase 289,799 shares of Common Stock at an exercise price of $6.43 per share. The warrants expire in March 2006.

In connection with the June round of the private placement, the Company issued warrants to purchase 1,334,151 shares of Common Stock at an exercise price of $4.25 per share. The warrants expire in June 2006.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002




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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000: risk-free interest rates ranging from 5.11% to 6.00%, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .57, .56, and .57, respectively, and a weighted average expected life of the option of five years.

The weighted average fair value of options granted during the years ended April 30, 2002, 2001, and 2000 was $1.32, $3.49, and $3.40 per share, respectively.

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

                                 April 30, 2002



7. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                          APRIL 30
                                                          2002              2001              2000
                                                   --------------------------------------------------------
   Actual net loss                                      $(2,656,529)      $(2,852,644)      $(2,552,943)
   Pro forma net loss                                    (3,167,356)       (3,182,566)       (2,313,865)
   Pro forma net loss per common share                      (.46)             (.58)             (.42)


The pro forma effect on net loss for fiscal 2002, 2001, and 2000 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

8. CONTRACTS

In September 1998, the Company entered into a technical evaluation agreement with an interested party related to its blood pressure technology, specifically its hand-held blood pressure device. The Company received and recognized other income of $1,500,000 when the agreement terminated with no additional agreement with the interested party.

9. SEGMENT REPORTING

The Company's business activities are aggregated into one reportable segment, given the similarities of economic characteristics between the activities and the common nature of the Company's products and customers. The Company does not currently have any single geographic area outside the United States that accounts for more than 10% of the Company's sales. The total sales outside the United States account for approximately 33% and 20% of the Company's sales in fiscal years ended April 30, 2002 and 2001, respectively.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                 April 30, 2002




10. QUARTERLY FINANCIAL DATA

                                                 FIRST          SECOND          THIRD            FOURTH
                   2002                         QUARTER        QUARTER         QUARTER           QUARTER
-----------------------------------------------------------------------------------------------------------
Net sales                                      $  172,891     $  129,949        $191,866        $300,892
Operating loss                                   (702,875)      (745,487)       (657,934)       (667,461)
Net loss                                         (665,064)      (697,647)       (638,886)       (654,931)

Basic and diluted net loss per share               (.10)          (.10)           (.09)           (.09)

                   2001
--------------------------------------------

Net sales                                       $  84,480      $  95,250        $164,707        $210,796
Operating loss                                   (719,269)      (783,179)       (764,143)       (702,585)
Net loss                                         (669,064)      (750,487)       (743,676)       (689,417)

Basic and diluted net loss per share               (.12)          (.14)           (.14)           (.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of June 30, 2002. A summary of the background and experience of each of these individuals is set forth after the table.

The directors and executive officer of the Company are:

                 Name                    Age                  Position                 Class of Director
--------------------------------------- ------- ------------------------------------- --------------------
William D. Corneliuson(1),(2)             58    Chairman and Director                       Class 2
Norm Dann(1),(2)                          74    Director                                    Class 1
Frank A. Katrow(2)                        43    Director                                    Class 3
John L. Miclot(1)                         43    Director                                    Class 3
Timothy J. O'Malley                       40    President, Chief Executive Officer,         Class 2
                                                and Director, Secretary

(1)      Member of the Compensation Committee
(2)      Member of the Audit Committee

Members of the Board of Directors are divided into classes. Upon their initial election, the Class I directors hold office for a term expiring at the 2003 Annual Meeting of Shareholders, the Class II directors will hold office for a term expiring at the 2004 Annual Meeting of shareholders, and the Class III directors will hold office for a term expiring at the 2005 Annual Meeting of shareholders. Commencing with the 2003 Annual Meeting of shareholders, the shareholders will elect only one class of directors each year, with directors of such class so elected to hold office for a term expiring at the third Annual Meeting of shareholders following their election. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers. The Board of Directors has an Audit Committee, which (i) reviews the Company's annual financial statements, (ii) makes recommendations regarding the Company's independent auditors and scope of auditor services, (iii) reviews the adequacy of accounting and audit policies, compliance assurance procedures and internal controls, (iv) reviews non-audit service performed by auditors to maintain auditors' independence, and (v) reports to the Board on the adequacy of disclosures and adherence to accounting principles. The Board of Directors also has formed a Compensation Committee, which (i) reviews compensation philosophy and major compensation benefits for executives, (ii) administers the Company's Stock Option Plan, and (iii) approves executive officers' compensation.

TIMOTHY J. O'MALLEY is the President, Chief Executive Officer, and a director of the Company. He has served in these positions since October 1999. From 1984 until 1999, Mr. O'Malley was an employee of Siemens Medical Systems, Inc. Throughout his employment he served in a variety of technical, sales, marketing and general management roles. At the time of his departure from Siemens, Mr. O'Malley was Vice President/Division Manager of Siemens Medical Systems, Electromedical Division for North America. Prior to joining Siemens, Mr. O'Malley worked as a biomedical engineer at a small privately held company in the Chicago area, selling and supporting medical equipment service and maintenance agreements. Mr. O'Malley received his Associates of Applied Science degree in 1983 from Oakton College in Des Plaines, Illinois and attended DePaul University of Chicago from 1986 until 1991, with an emphasis in Business Management and Marketing.

WILLIAM D. CORNELIUSON, has been a director of the Company since May 1999 and Chair of the Board since February 2002. Mr. Corneliuson is President of B.C. Holdings, Inc., a private investment company. Mr. Corneliuson has been with B.C. Holdings, Inc. since 1993. From 1976 to 1993, Mr. Corneliuson was President, Co-Founder, and Vice Chairman of the Board of Strong/Corneliuson Capital Management, Inc. He was also co-founder of the Strong family of mutual funds.

NORMAN DANN, a director of the Company since August 1995, has extensive experience in the medical device industry. Since 1992, Mr. Dann has been a business consultant concentrating in the areas of venture capital, strategic planning, marketing and product development. Mr. Dann also currently serves as a director of Medical CV Inc. and several private companies. From 1980 to 1992, Mr. Dann served as an executive officer of and consultant to Pathfinder Ventures, Inc., a venture capital firm ("Pathfinder"), and served as a general partner of three of Pathfinder's funds and partnerships. From 1971 to 1977, Mr. Dann served as Vice President of Sales and Marketing and Senior Vice President of Development with Medtronic, Inc., a leading manufacturer of cardiac pacemakers and other medical products. In 1960, Mr. Dann founded The Dann Company, an independent representative and service organization for medical products, which was acquired by Medtronic, Inc. in 1971. Mr. Dann holds a B.S. degree in industrial engineering from Pennsylvania State University.

FRANK A. KATAROW, a Director of the Company since 2002, has been President and Chief Operating Office of BCI, Inc., a designer, manufacturer and distributor of patient monitoring equipment, since November 1993. Mr. Katarow has been employed by BCI since October 1980 serving in various capacities, including Executive Vice President from January 1993 to November 1993, Senior Vice President and General Manager from March 1992 to January 1993, and Vice President of Operations from June 1990 to March 1992. In addition, Mr. Katarow is the President of SurgiVet, Inc. the wholly owned veterinary division of BCI, Inc. BCI, then a public company, was successfully sold to Smiths Group, plc., in 1999, a public company traded on London exchange.

JOHN L. MICLOT, a Director of the company since 2002, has since July 1999 been Senior Vice President and President, Home Care Division of Respironics, Inc., a developer, manufacturer and marketer of medical devices used for the treatment of patients suffering from respiratory disorders. He joined Respironics in February 1998 as Group Vice President, Sleep Disorders. In August 1998, in addition to his Group Vice President role he acquired the added responsibility of Vice President of Sales and Marketing from 1995 to February of 1998. Mr. Miclot had been Senior Vice President of Sales and Marketing for Healthdyne. Prior to that time, he was Vice President of Marketing for Medex, Inc. which he joined in February 1994. Mr. Miclot previously held several senior positions in marketing, international activities and sales with Ohmeda, a Division of British Oxygen Corporation, which he joined in 1988.



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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending April 30, 2002, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned by or awarded to Timothy J. O'Malley, the President and Chief Executive Officer, during the Company's last three fiscal years ended April 30, 2002, 2001 and 1999. No other executive officer of the Company received total salary and bonus compensation in excess of $100,000 for the fiscal year ended 2002.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                           Annual Compensation               Compensation
                                           -------------------               ------------
                                                                              Securities              All Other
    Name and Principal Position        Year     Salary        Bonus       Underlying Options        Compensation
                                                                            (# of shares)(1)
------------------------------------- ------- ----------- -------------- ---------------------- -------------------
Timothy J. O'Malley                    2002     $219,375      ----              185,000                 ----
President and Chief Executive          2001      180,000      ----               ----                   ----
Officer                                2000       96,808      ----              225,000                 ----

----------

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning each exercise of stock options during the year ended April 30, 2002 by the executive officer named in the above Summary Compensation Table and the aggregated fiscal year-end value of the unexercised options of such executive officer.

                                                             Number of Unexercised            Value of Unexercised
                                                             Securities Underlying       In-the-Money Options at Fiscal
                                                        Options at Fiscal Year-End (#)           Year- End ($)(1)
                                                        -------------------------------- --------------------------------
                              Shares          Value
                            Acquired on      Realized     Exercisable     Unexercisable    Exercisable    Unexercisable
          Name             Exercise (#)         ($)
-------------------------- -------------- ------------- --------------- ---------------- -------------- -----------------
Timothy J.  O'Malley           - 0 -         $ - 0 -       168,750          241,250           ---             ----

 (1) Based on the differences between the closing price of the Company's Common Stock at fiscal year-end and the option exercise price.

COMPENSATION OF DIRECTORS

Directors are not currently paid fees for attending meetings. Under the Company's Stock Option Plan, each non-employee director receives an option to purchase 30,000 shares of Common Stock upon his initial election to the Board. Pursuant to such provision, in August 1995 Mr. Dann received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share; in May 1999 Mr. Corneliuson received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $8.94; and in July 1999,and in May 2002, a non-qualified option ot purchase 10,000 shares at $1.28 per share. In February 2002, Mr. Katarow and Mr. Miclot each received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $1.60. Each such option is for a term of ten years and vests over a four-year period. In addition, after three years of service each non-employee director receives a ten-year non-qualified option for 10,000 shares, vesting after one year, each year he or she continues to serve as a director. Mr. Dann received an option for 10,000 shares in November 1998 at an exercise price of $13.50, and an option for 10,000 shares in November 1999 at an exercise price of $6.75, an option for 10,000 shares in November 2000 at an exercise price of $7.125 and an option for 10,000 shares in November 2001 at an exercise price $3.07.

The Company has non-compete and confidentiality agreements with its employees. In addition, the Company has a letter agreement of employment with Mr. O'Malley. The letter agreement outlines the terms of Mr. O'Malley's stock options and compensation plan but does not include a non-compete agreement. The letter agreement does not provide for any severance benefits. The Company does not have key man life insurance on Mr. O'Malley however at a recent Board meeting it was decided that this would be investigated. The Company does not have an employment agreement with, or key man life insurance on, any other individual.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock of the Company on June 30, 2002, by each of the executive officers named in the Summary Compensation Table set forth in Item 11, by each director, by all directors and current executive officers as a group and by all persons known by us to be beneficial owners of more than 5% of the Company's common stock. Except as otherwise indicated, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated.

Name and Address                            Shares Beneficially    Percent of
                                             Owned(1)              Ownership
------------------------------------------- ---------------------- -----------------
David B. Johnson                              634,058 (4)(5)(6)          8.7%
C/o Miller Jounson Steichen Kinnard, Inc.
920 Second Avenue South
Minneapolis, MN  55416

G. Kent Archibald                                616,377 (7)             8.5%
17 Evergreen Lane
North Oaks, MN  55127

Aaron Boxer Revocable Trust                    504,539 (8)(9)            7.0%
7287 Sidonia Court
Boca Raton, FL  33433

William D. Corneliuson                             368,300               5.1%
777 East Wisconsin Avenue
Suite 3020
Milwaukee, WI   53202

Tim O'Malley                                     198,150(3)              2.7%
4382 Round Lake Road West
St. Paul, MN 55112

Norman Dann                                       70,000(2)               *
4382 Round Lake Road West
Arden Hills, MN   55112

Frank Katarow                                     --------             --------
N7 W22025 Johnson Road
Waukesha, WI  53186

John Miclot                                       --------             --------
1001 Murry Ridge Lane
Murrysville, PA  15668-8550

All Current Executive Officers and
Directors as a Group (5 persons)



*    Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such person or group.


(2) Includes options to purchase 60,000 shares of common stock which are currently exercisable or will become exercisable within 60 days of June 30, 2002.

(3) Such shares are not outstanding but may be purchased upon exercise of options which are currently exercisable or will become exercisable within 60 days of June 30, 2002.

(4) Based on information set forth in a schedule 13G/A filed under the Exchange Act on February 14, 2002.

(5) Includes 30,000 units (consisting of 30,000 shares and warrants to purchase 30,000 shares.)

(6)  Includes 278,861 shares owned by Betty Johnson, wife of David B. Johnson:
     7800, 8000, and 4600 shares owned respectively by each of Todd, Molly, and Joel Johnson, children of David B. Johnson; and 143,000 shares and 20,000 units (consisting of 20,000 shares and warrants to purchase 20,000 shares) owned by a foundation controlled by David B. Johnson.

(7) Based on information set forth in a schedule 13G/A filed under the Exchange Act on February 14, 2002.

(8) Based on information set forth in a schedule 13G/A filed under the Exchange Act on February 15, 2002.

(9) These shares were previously reported as being held by Aaron Boxer individually.




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

(b)     Reports on Form 8-K
        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEDWAVE, INC.

Date: July 29, 2002                            By /s/ Tim O'Malley
                                                  ------------------------------
                                                  Timothy J. O'Malley, President
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                             Date


/s/ Tim O'Malley                         President, CEO, and Director                      July 29, 2002
---------------------------------------- (principal executive officer)
Timothy J. O'Malley

                                         Director                                          July 29, 2002
/s/ William D. Corneliuson
----------------------------------------
William D. Corneliuson


/s/ Norman Dann                          Director                                          July 29, 2002
----------------------------------------
Norman  Dann

/s/ Frank A. Katarow                     Director                                          July 29, 2002
----------------------------------------
Frank A. Katarow


/s/ John L. Miclot                       Director                                          July 29, 2002
----------------------------------------
John L. Miclot

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  MEDWAVE, INC.

                                  EXHIBIT INDEX
                                       TO
                 FORM 10-K FOR FISCAL YEAR ENDED APRIL 30, 2002

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