Form 10-Q
period 2002-07-31
MEDWAVE INC
filed 2002-09-13
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July 31, 2002; or

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

As of July 31, 2002, the issuer had 7,250,916 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                                              Page
                                                                                              ----

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

                  Balance Sheets - April 30, 2002 and July 31, 2002                             3

                  Statements of Operations - Three Months Ended July 31, 2002                   4
                     and 2001, and  Period from June 27, 1984 (Inception)
                     to July 31, 2002

                  Statements of Cash Flows - Three Months Ended July 31, 2002                   5
                     and 2001, and Period from June 27, 1984 (Inception)
                      to July 31, 2002

                  Notes to Financial Statements                                                 6

  Item 2. Management's Discussion and Analysis of Financial Condition                           6
                     and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                            9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                                     9

  Item 2. Changes in Securities And Use Of Proceeds                                             9

  Item 3. Defaults Upon Senior Securities                                                       9

  Item 4. Submission of Matters To A Vote of Security Holders                                   9

  Item 5. Other Information                                                                     9

  Item 6. Exhibits and Reports on Form 8-K                                                      9

Sarbanes-Oxley Certification                                                                   10


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 MEDWAVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                                              JULY 31                  APRIL 30,
                                                                               2002                       2002
                                                                         ------------------------------------------
                                                                           (unaudited)                (see note 2)
ASSETS
Current Assets:
     Cash and cash equivalents                                             $  2,490,578               $  3,048,051
     Accounts receivable                                                        235,561                    283,114
     Inventories                                                                239,963                    252,498
     Prepaid expenses                                                            75,309                    143,297
                                                                         ------------------------------------------
Total current assets                                                          3,041,411                  3,726,960

Property and equipment:
     Research and development equipment                                         210,633                    210,633
     Office Equipment                                                           100,048                    100,048
     Manufacturing and engineering equipment                                    282,158                    282,158
     Sales and marketing equipment                                              109,895                    109,895
     Leasehold improvements                                                      31,613                     31,613
                                                                         ------------------------------------------
                                                                                734,347                    734,347
     Accumulated depreciation                                                  (674,635)                  (661,691)
                                                                         ------------------------------------------
                                                                                 59,712                     72,656

Patents, net                                                             ------------------------------------------
Total Assets                                                               $  3,101,123               $  3,799,616
                                                                         ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $    198,339               $    252,727
     Accrued payroll                                                             43,158                     81,097
     Deferred revenue                                                           152,344                    149,625
                                                                         ------------------------------------------
Total current liabilities                                                       393,841                    483,449

Shareholders' equity:
     Common Stock, no par value:
             Authorized shares--50,000,000
             Issued and outstanding shares --7,250,916                       21,752,105                 21,752,105
     Deficit accumulated during the development stage                       (19,044,823)               (18,435,938)
                                                                         ------------------------------------------
Total shareholders' equity                                                    2,707,282                  3,316,167
                                                                         ------------------------------------------

Total liabilities and shareholders' equity                                 $  3,101,123               $  3,799,616
                                                                         ==========================================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)



                                                                                  Period from
                                                                                 June 27, 1984
                                                   Three months ended July 31     (Inception)
                                                  ----------------------------         to
                                                    2002              2001       July 31, 2002
                                                  ----------------------------   --------------

Revenue:

    Net Sales                                     $   209,615   $    172,891      $  3,217,063


Operating expenses:
    Cost of sales and product development             160,880        157,895         3,154,249
    Research and development                          138,164        133,917         9,927,897
    Sales and marketing                               388,258        412,181         5,604,439
    General and administrative                        140,071        171,773         6,313,547
                                                  ----------------------------   --------------
Operating loss                                       (617,758)      (702,875)      (21,783,069)


Other income:
    Interest income                                     8,873         37,811         1,865,006
    Other income                                         --             --           1,500,000
                                                  ----------------------------   --------------
Net loss                                          $  (608,885)  $   (665,064)     $(18,418,063)
                                                  ============================   ==============


Net loss per share - Basic and diluted            $     (0.08)  $      (0.10)     $      (5.65)
                                                  ============================   ==============

Weighted average number of common and
    common equivalent shares outstanding            7,250,916      6,360,851         3,260,078
                                                  ============================   ==============


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)





                                                                                                                        Period from
                                                                                                                       June 27, 1984
                                                                                     Three months ended July 31         (Inception)
                                                                                  --------------------------------          to
                                                                                         2002               2001       July 31, 2002
                                                                                  --------------------------------    --------------
OPERATING ACTIVITIES
Net loss                                                                           $   (608,885)     $   (665,064)     $(18,418,063)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                       12,944            30,987           933,973
      Amortization                                                                         --                --             136,017
      Loss on sale of equipment                                                            --                --               7,375
      Issuance of Common Stock for consulting services                                     --                --               3,413
      Changes in operating assets and liabilities:
        Accounts receivable                                                              47,553            23,883          (235,561)
        Inventories                                                                      12,535              (150)         (239,963)
        Prepaid expenses                                                                 67,988            79,000           (75,309)
        Accounts payable and accrued expenses                                           (54,388)         (151,972)          198,339
        Accrued payroll and related taxes                                               (37,939)              841            43,158
        Deferred Revenue                                                                  2,719            (1,915)          152,344
                                                                                  --------------------------------    --------------
Net cash used in operating activities                                                  (557,473)         (684,390)      (17,494,277)

INVESTING ACTIVITIES
Patent expenditures                                                                        --                --            (136,017)
Purchase of investments                                                                    --                --         (38,908,724)
Sales and maturity of investments                                                          --                --          38,908,724
Purchase of property and equipment                                                         --              (3,197)        1,020,078
Proceeds from sale of equipment                                                            --                --              21,663
                                                                                  --------------------------------    --------------
Net cash used in investing activities                                                      --              (3,197)          905,724

FINANCING ACTIVITIES
Net proceeds from issuance of Convertible Preferred Stock                                  --                --           4,848,258
Net proceeds from issuance of Common Stock                                                 --           4,366,148        16,271,029
                                                                                  --------------------------------    --------------
Net cash provided by financing activities                                                  --           4,366,148        21,119,287
                                                                                  --------------------------------    --------------

(Decrease) increase in cash and cash equivalents                                       (557,473)        3,678,561         4,530,734
Cash and cash equivalents at beginning of period                                      3,048,051         1,116,589              --
                                                                                  --------------------------------    --------------
Cash and cash equivalents at end of period                                         $  2,490,578      $  4,795,150      $  4,530,734
                                                                                  ================================    ==============

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                  July 31, 2002


1.    DESCRIPTION OF BUSINESS

      Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure, and in the development of related technology and products.

2.    BASIS OF PRESENTATION

      The financial information presented as of July 31, 2002 has been prepared from the books and records without audit. Financial information as of April 30, 2002 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

GENERAL

The Company, which was formed in 1984, is a development stage company that currently employs fifteen full-time employees. Since our inception, we have been engaged exclusively in the development and marketing of devices for monitoring and devices for measuring blood pressure. Utilizing our proprietary technology, we developed the Vasotrac(R) APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats. We believe that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In February 1995, we received clearance from the US Food and Drug Administration
(FDA) to market the Vasotrac system. We have also developed a hand-held blood pressure monitor, the Vasotrax(TM). This hand-held monitor is based on the technology used in the Vasotrac system. In June 2000, we submitted a 510(k) notification to the FDA for review of the Vasotrax hand-held monitor. In August 2000, we received FDA clearance, which has allowed us to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. In addition, pursuant to an agreement with Nihon Kohden of Japan, we have developed a module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into Nihon Kohden's, as well as other company's larger, more comprehensive systems. The Ministry of Health and Welfare in Japan has recently approved the MJ23 OEM Module for use with Nihon Kohden monitoring systems in Japan.

We have incurred an accumulated deficit of $19,044,823 from our inception through July 31, 2002. We expect to incur additional losses from development, testing, regulatory compliance, sales, marketing and other expenses at least until we emerge from the development stage.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the Vasotrac module, and the Vasotrax hand-held monitor as well as related technology. However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

In September 2000, we also signed an OEM module agreement with Nihon Kohden that calls for us to develop and produce a Vasotrac module that will be integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid us a down payment of $125,000, which has been treated as deferred revenue on our financial statements. In November 2001, we shipped our first Vasotrac module prototype products to Nihon Kohden. As a result of the Japanese Ministry of Health and Welfare approval, we plan to ship MJ23 Modules to Nihon Kohden in the next quarter.

We are currently adding our own sales employees to work with dealers in order to provide better product support. We currently anticipate a direct sales force of approximately 10 employees that will work with and support a distribution network focused on the pre-hospital, hospital, and post-hospital environments. We are also currently looking for a distribution partner for the Vasotrax hand-held monitor outside the hospital market. The success of our product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets. Over the past several months, we have entered into several regional distribution agreements with specialty distribution companies.

The initial response regarding our Vasotrax hand-held monitor from focus groups and limited showings has been favorable. However, we may need to establish additional distribution arrangements, and complement those arrangements with a number of Medwave employees who will act as "in-house" experts. The Vasotrax hand-held monitor will be targeted at the pre-hospital (EMT and EMS) market, the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices).

We are using cash and cash equivalents primarily to increase our sales and marketing efforts and increase awareness of Medwave and our technology in the market, to continue clinical testing of the Vasotrac system, the Vasotrax hand-held monitor and related technologies, to continue to validate our technology against traditionally used blood pressure monitoring devices, to create peer-to-peer consensus regarding Medwave's technology, and to provide working capital. Over the next twelve months, we will also continue research and development. Specifically, we expect to use funds to develop alternative sensors (including sensors for use on infants, and disposable sensors), to sustain engineering support for manufacturing, to continue development of the Vasotrax hand-held monitor, and to complete the MJ23 OEM module. During the next year, we do not expect to spend any material amount on equipment in connection with these initiatives. Even assuming only limited sales, we believe that our cash and cash equivalents should allow us to meet our cash requirements for approximately fifteen months from July 31, 2002. We may seek additional capital through bank borrowing, equipment financing, equity financing, and other methods. Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from our anticipated expense could significantly affect the timing and amount of additional financing that we may require. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to us or our security holders. In addition, any such financing could result in substantial dilution to our existing security holders.


RESULTS OF OPERATIONS

The results of operations compares the three months ended July 31, 2002 and 2001. The analysis of liquidity and capital resources compares July 31, 2002 to April 30, 2002.

Operating revenue was $209,600 and $172,900 for the quarter ended July 31, 2002 and 2001, respectively, an increase of 21%. The operating revenue increase was attributed to the increase of both direct sales employees and regional specialty distribution companies.

Cost of sales and product development was relatively unchanged at $160,900 and $157,900 for the quarters ended July 31, 2002 and 2001, respectively.

The Company incurred $138,200 and $133,900 for research and development expenses for the quarters ended July 31, 2002 and 2001 respectively continuing to reflect the shift in focus from research and development to sales and marketing.

The Company incurred $388,300 and $412,200 for sales and marketing expenses for the quarter ended July 31, 2002 and 2001, respectively. The decrease was a result of hiring sales professionals who have a lower fixed and higher variable cost.

The Company incurred $140,100 and $171,800 for general and administrative expenses for the quarter ended July 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was attributable to a reduction in legal costs and as a result of transferring our accounting functions to our Danvers, Massachusetts office. .

Interest income was $8,800 and $37,800 for the quarter ended July 31, 2002 and 2001, respectively. The decrease reflects the reduction in cash, and cash equivalents balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, and cash equivalents were $2,490,600 and $3,048,100 at July 31, 2002 and April 30, 2002, respectively reflecting the continued investment in sales and marketing.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately fifteen months from July 31, 2002. The Company has no significant capital expenditure commitments.

Cash flows used in operations decreased to $557,500 for the quarter ended July 31, 2002 from $684,400 for the quarter ended July 31, 2001, a decrease of $126,900. In both periods, we used cash flows primarily to fund operating losses, which were partially offset by non-cash expense for depreciation. The primary use of cash in operations for the quarter ended July 31, 2002 was for decreases in accounts receivable and prepaid expenses. The primary use of cash in operations for the quarter ended July 31, 2001 was for decreases in accounts payable and prepaid expenses.

Financing activities provided nothing for the quarter ended July 31, 2002, and $4,366,100 for the quarter ended July 31, 2001 as a result of the proceeds from our private placement of common stock and warrants.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect amounts reported in the financial statements. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements.

Revenue Recognition
The Company recognizes revenue from the sale of products at the time of shipment of the product. Amounts received from customers in advance of the shipment of the products are recorded as deferred revenue.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts based on historical collections of accounts receivable. The Company continually monitors its accounts receivable balances. If the financial condition of customers deteriorate, additional allowances may be required.

Deferred Taxes
The Company has recorded a full valuation allowance on deferred tax assets.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:
         EXHIBITS DESCRIPTION
             NONE

     (B) REPORTS ON FORM 8K:
             No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    September 13, 2002     Medwave, Inc.


                                By:        /s/ Timothy J. O'Malley
                                          -------------------------------------
                                          Timothy J. O'Malley
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                                 Principal Financial Officer)




                                CERTIFICATIONS


         I, Timothy O'Malley, certify that:

1. I have reviewed this quarterly report on Form 10-Q for Medwave, Inc. (the "Registrant");


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Registrant as of, and for, the periods presented in this quarterly report.

Date:    September 13, 2002     Medwave, Inc.


                                By:        /s/ Timothy J. O'Malley
                                          -------------------------------------
                                          Timothy J. O'Malley
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                                 Principal Financial Officer)