Form 10-Q
period 2002-10-31
MEDWAVE INC
filed 2002-12-11
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended October 31, 2002; or

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

As of October 31, 2002, the issuer had 7,250,916 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

                  Balance Sheets - April 30, 2002 and October 31, 2002                           2

                  Statements of Operations - Three Months Ended October 31, 2002                 3
                     and 2001, Six Months Ended October 31, 2002 and 2001, and
                     Period from June 27, 1984 (Inception) to October 31, 2002

                  Statements of Cash Flows - Three Months Ended October 31, 2002                 4
                     and 2001, Six Months Ended October 31, 2002 and 2001 and
                     Period from June 27, 1984 (Inception) to October 31, 2002

                  Notes to Financial Statements                                                  5

  Item 2.   Management's Discussion and Analysis of Financial Condition                          5
                     and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           8

  Item 4.   Controls and Procedures                                                              8

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                    8

  Item 2.   Changes in Securities And Use Of Proceeds                                            8

  Item 3.   Defaults Upon Senior Securities                                                      8

  Item 4.   Submission of Matters To A Vote of Security Holders                                  8

  Item 5.   Other Information                                                                    8

  Item 6.   Exhibits and Reports on Form 8-K                                                     9

                  Signatures                                                                     9

                  Sarbanes-Oxley Act of 2002 Section 302 Certification                          10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                  Medwave, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                              April 30,            October 31,
                                                                                                 2002                  2002
                                                                                         ------------------------------------------
                                                                                             (see note 2)          (unaudited)
Assets
Current Assets:
      Cash and cash equivalents                                                               $3,048,051            $2,002,154
      Accounts receivable                                                                        283,114               282,397
      Inventories                                                                                252,498               268,124
      Prepaid expenses                                                                           143,297                48,033
                                                                                         ------------------------------------------
Total current assets                                                                           3,726,960             2,600,708


Property and equipment:
      Research and development equipment                                                         210,633               210,633
      Office Equipment                                                                           100,048               101,981
      Manufacturing and engineering equipment                                                    282,158               282,158
      Sales and marketing equipment                                                              109,895               109,895
      Leasehold improvements                                                                      31,613                31,613
                                                                                         ------------------------------------------
                                                                                                 734,347               736,280
      Accumulated depreciation                                                                  (661,691)             (686,337)
                                                                                         ------------------------------------------
                                                                                                  72,656                49,943


                                                                                         ------------------------------------------
Total Assets                                                                                  $3,799,616            $2,650,651
                                                                                         ==========================================

Liabilities and shareholders' equity Current liabilities:
      Accounts payable                                                                         $ 252,727             $ 337,103
      Accrued payroll                                                                             81,097                43,074
      Deferred revenue                                                                           149,625               157,300
                                                                                         ------------------------------------------
Total current liabilities                                                                        483,449               537,477

Shareholders' equity:
      Common Stock, no par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares -   7,250,916                                  21,752,105            21,752,105
      Deficit accumulated during the development stage                                       (18,435,938)          (19,638,931)
                                                                                         ------------------------------------------
Total shareholders' equity                                                                     3,316,167             2,113,174
                                                                                         ------------------------------------------

Total liabilities and shareholders' equity                                                    $3,799,616            $2,650,651
                                                                                         ==========================================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                                                                                                  Period from
                                                                                                                 June 27, 1984
                                                 Three months ended October 31    Six months ended October 31     (Inception)
                                                 -----------------------------    ---------------------------         to
                                                         2002          2001             2002           2001     October 31, 2002
                                                    -----------------------      ----------------------------   ----------------
Revenue:
      Net Sales                                    $  301,577    $  124,949      $   511,192    $   297,840     $   3,518,640

Operating expenses:
      Cost of sales and product development           200,480       125,887          361,360        283,782         3,354,729
      Research and development                        195,893       161,599          334,057        295,516        10,123,790
      Sales and marketing                             353,020       410,867          741,278        823,048         5,957,459
      General and administrative                      153,590       172,083          293,661        343,855         6,467,137
                                                   -------------------------     ---------------------------    --------------
Operating loss                                       (601,406)     (745,487)      (1,219,164)    (1,448,361)      (22,384,475)

Other income:
      Interest income                                   7,298        47,840           16,171         85,651         1,872,304
      Other income                                         --            --               --             --         1,500,000
                                                   -------------------------     ---------------------------    --------------
Net loss                                           $ (594,108)   $ (697,647)     $(1,202,993)   $(1,362,710)    $ (19,012,171)
                                                   =========================     ===========================    ==============

Net loss per share - Basic and diluted             $    (0.08)   $    (0.10)     $     (0.17)   $     (0.20)    $       (5.83)
                                                   =========================     ===========================    ==============
Weighted average number of common and
      common equivalent shares outstanding          7,250,916     6,942,286        7,250,916      6,653,157         3,260,078
                                                   =========================     ===========================    ==============

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                   June 27, 1984
                                                                                 Six months ended October 31        (Inception)
                                                                               --------------------------------          to
                                                                                         2002             2001   October 31, 2002
                                                                               --------------------------------   ----------------
OPERATING ACTIVITIES
Net loss                                                                          $(1,202,993)     $(1,362,710)     $(19,012,171)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     24,646           62,865           945,675
      Amortization                                                                         --               --           136,017
      Loss on sale of equipment                                                            --               --             7,375
      Issuance of Common Stock for consulting services                                     --               --             3,413
      Changes in operating assets and liabilities:
         Accounts receivable                                                              717           69,434          (282,397)
         Inventories                                                                  (15,626)          49,132          (268,124)
         Prepaid expenses                                                              95,264          130,750           (48,033)
         Accounts payable and accrued expenses                                         84,376         (139,355)          337,103
         Accrued payroll and related taxes                                            (38,023)           7,255            43,074
         Deferred Revenue                                                               7,675             (765)          157,300
                                                                               --------------------------------     -------------
Net cash used in operating activities                                              (1,043,964)      (1,183,394)      (17,980,768)

INVESTING ACTIVITIES
Patent expenditures                                                                        --               --          (136,017)
Purchase of investments                                                                    --               --       (38,908,724)
Sales and maturity of investments                                                          --               --        38,908,724
Purchase of property and equipment                                                     (1,933)         (55,375)       (1,022,011)
Proceeds from sale of equipment                                                            --               --            21,663
                                                                               --------------------------------     -------------
Net cash used in investing activities                                                  (1,933)         (55,375)       (1,136,365)

FINANCING ACTIVITIES
Net proceeds from issuance of Convertible Preferred Stock                                  --               --         4,848,258
Net proceeds from issuance of Common Stock                                                 --        4,366,148        16,271,029
                                                                               --------------------------------     -------------
Net cash provided by financing activities                                                  --        4,366,148        21,119,287
                                                                               --------------------------------     -------------

(Decrease) increase in cash and cash equivalents                                   (1,045,897)       3,127,379         2,002,154
Cash and cash equivalents at beginning of period                                    3,048,051        1,116,589                --
                                                                               --------------------------------     -------------
Cash and cash equivalents at end of period                                        $ 2,002,154      $ 4,243,968      $  2,002,154
                                                                               ================================     =============


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)

                          Notes To Financial Statements

                                October 31, 2002
                                   (Unaudited)


1.    DESCRIPTION OF BUSINESS

      Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure, and in the development of related technology and products.

2.    BASIS OF PRESENTATION

      The financial information presented as of October 31, 2002 has been prepared from the books and records without audit. Financial information as of April 30, 2002 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified by, the Company's financial statements set forth in Item 1 of this Form 10-Q.

GENERAL

The Company, which was formed in 1984, is a development stage company that currently employs seventeen full-time and two part-time employees. Since our inception, we have been engaged exclusively in the development and marketing of devices for monitoring and devices for measuring blood pressure. Utilizing our proprietary technology, we developed the Vasotrac(R) APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats. We believe that the continual blood pressure readings, non-invasive qualities, pediatric capability, interfacing ability, and performance under difficult conditions such as motion make the Vasotrac the most advanced approach to blood pressure monitoring. In February 1995, we received clearance from the US Food and Drug Administration (FDA) to market the Vasotrac system. We have also developed a hand-held blood pressure monitor, the Vasotrax(R). This hand-held monitor is based on the technology used in the Vasotrac system. In August 2000, we received FDA clearance, which has allowed us to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. In addition, pursuant to an agreement with Nihon Kohden of Japan, we have developed an OEM module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into Nihon Kohden's, as well as other company's larger, more comprehensive systems. The Ministry of Health and Welfare in Japan has recently approved the MJ23 OEM Module for use with Nihon Kohden monitoring systems in Japan, and as a result, shipments to Nihon Kohden have begun.

We have incurred an accumulated deficit of $19,638,931 from our inception through October 31, 2002. We expect to incur additional losses from development, testing, regulatory compliance, sales, marketing and other expenses at least until we emerge from the development stage.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the Vasotrac module, and the Vasotrax hand-held monitor as well as related technology. However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve and/or maintain profitability.

We are currently adding our own sales employees to work with dealers in order to provide better product support. We currently anticipate a direct sales force of approximately 10 employees that will work to penetrate geographically dense areas, and when appropriate, work with regional dealers to expand overall coverage. We are also currently looking for a distribution partner for the Vasotrax hand-held monitor outside the hospital market. The success of our product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets.

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

We are using cash and cash equivalents primarily to increase our sales and marketing efforts and increase awareness of Medwave and our technology in the market, to continue clinical testing of the Vasotrac system, the Vasotrax hand-held monitor and related technologies, to continue to validate our technology against traditionally used blood pressure monitoring devices, to create peer-to-peer consensus regarding Medwave's technology, and to provide working capital. Over the next twelve months, we will also continue research and development. Specifically, we expect to use funds to develop alternative sensors (including sensors for use on infants, and disposable sensors), to sustain engineering support for manufacturing, to continue development of the Vasotrax hand-held monitor. During the next year, we do not expect to spend any material amount on equipment in connection with these initiatives. Even assuming only limited sales, we believe that our cash and cash equivalents should allow us to meet our cash requirements for approximately twelve months from October 31, 2002. We may seek additional capital through bank borrowing, equipment financing, equity financing, and other methods. Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from our anticipated expense could significantly affect the timing and amount of additional financing that we may require. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to us or our security holders. In addition, any such financing could result in substantial dilution to our existing security holders.

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

RESULTS OF OPERATIONS

The results of operations compares the three months and six months ended October 31, 2002 and 2001, respectively. The analysis of liquidity and capital resources compares October 31, 2002 to April 30, 2002.

Operating revenue was $301,577 and $124,949 for the quarter ended October 31, 2002 and 2001, respectively, an increase of 141%. Operating revenue was $511,192 and $297,840 for the six month period ended October 31, 2002 and 2001, respectively, an increase of 72%. The operating revenue increase was attributed to the increase of both direct sales employees and regional specialty distribution companies, as well as a result of shipments of our MJ23 Module.

Cost of sales and product development increased to $200,480 vs. $125,887 for the quarters ended October 31, 2002 and 2001, respectively. Cost of sales and product development increased to $361,360 vs. $283,782 for the six month period ended October 31, 2002 and 2001, respectively. This is attributed to higher cost associated with the release and shipment of the MJ23 module.

The Company incurred $195,893 and $161,599 for research and development expenses for the quarters ended October 31, 2002 and 2001, respectively. The Company incurred $334,058 and $295,516 for research and development expenses for the six month period ended October 31, 2002 and 2001, respectively. The increase was primarily due to the final requirements for the MJ23 module.

The Company incurred $353,020 and $410,867 for sales and marketing expenses for the quarter ended October 31, 2002 and 2001, respectively. The Company incurred $741,278 and $823,048 for sales and marketing expenses for the six month period ended October 31, 2002 and 2001, respectively. The decrease was a result of hiring sales professionals who have a lower fixed and higher variable cost, and who are also focussing on smaller geographic territories.

The Company incurred $153,590 and $172,083 for general and administrative expenses for the quarter ended October 31, 2002 and 2001, respectively. The Company incurred $293,661 and $343,855 for general and administrative expenses for the six month period ended October 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was attributable to a reduction in legal costs and as a result of transferring our accounting functions to our Danvers, Massachusetts office.

Interest income was $7,298 and $47,840 for the quarter ended October 31, 2002 and 2001, respectively. Interest income was $16,171 and $85,651 for the six month period ended October 31, 2002 and 2001, respectively The decrease reflects the reduction in cash, and cash equivalents balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, and cash equivalents were $2,002,154 and $3,048,051 at October 31, 2002 and April 30, 2002, respectively reflecting the continued investment in sales and marketing.

With the cash and cash equivalents, and short and long-term investments, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately twelve months from October 31, 2002. The Company has no significant capital expenditure commitments.

Cash flows used in operations decreased to $1,043,964 for the six months ended October 31, 2002 from $1,183,394 for the six months ended October 31, 2001, a decrease of $139,430. In both periods, we used cash flows primarily to fund operating losses, which were partially offset by non-cash expense for depreciation. The primary use of cash in operations for the six month period ended October 31, 2002 was for decreases in accounts receivable and prepaid expenses. The primary use of cash in operations for the six month ended October 31, 2001 was for decreases in accounts payable and prepaid expenses.

Financing activities provided nothing for the quarter ended October 31, 2002, and nothing for the quarter ended October 31, 2001.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
   Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.  OTHER INFORMATION
   Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:
                  EXHIBITS DESCRIPTION
                     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         (B)      REPORTS ON FORM 8K:
                        No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2002.







                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    December 10, 2002                     Medwave, Inc.


                                               By: /s/ Timothy J. O'Malley
                                                   -----------------------------
                                                   Timothy J. O'Malley
                                                   President and Chief Executive
                                                     Officer
                                                   (Principle Executive Officer
                                                     and Principle Financial
                                                     Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy J. O'Malley, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medwave, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 10, 2002                     By: /s/ Timothy J. O'Malley
                                                   -----------------------------
                                                   President and Chief Executive
                                                     Officer
                                                   (Principle Executive Officer
                                                     and Principle Financial
                                                     Officer)