Form 10-Q
period 2003-01-31
MEDWAVE INC
filed 2003-02-28
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 2003; or

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

As of January 31, 2003, the issuer had 8,650,916 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Balance Sheets - April 30, 2002 and January 31, 2003                           2

                  Statements of Operations - Three Months Ended January 31, 2003                 3
                     and 2002, Nine Months Ended January 31, 2003 and 2002, and
                     Period from June 27, 1984 (Inception) to January 31, 2003

                  Statements of Cash Flows - Nine Months Ended January 31, 2003                  4
                  and 2002 and Period from June 27, 1984 (Inception) to
                  January 31, 2003

                  Notes to Financial Statements                                                  5

  Item 2.         Management's Discussion and Analysis of Financial Condition                    5
                     and Results of Operations

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                     8

  Item 4.         Controls and Procedures                                                        8

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings                                                              9

  Item 2.         Changes in Securities And Use Of Proceeds                                      9

  Item 3.         Defaults Upon Senior Securities                                                9

  Item 4.         Submission of Matters To A Vote of Security Holders                            9

  Item 5.         Other Information                                                              9

  Item 6.         Exhibits and Reports on Form 8-K                                               9

                  Signatures                                                                     9

                  Sarbanes-Oxley Act of 2002 Section 302 Certification                           10


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  MEDWAVE, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                               APRIL 30,           JANUARY 31,
                                                                                                 2002                  2003
                                                                                         ------------------------------------------
                                                                                              (see note 2)         (unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                                              $ 3,048,051           $ 3,193,154
      Accounts receivable                                                                        283,114               119,004
      Inventories                                                                                252,498               222,044
      Prepaid expenses                                                                           143,297               147,896
                                                                                         ------------------------------------------
Total current assets                                                                           3,726,960             3,682,098


Property and equipment:
      Research and development equipment                                                         210,633               210,633
      Office Equipment                                                                           100,048               136,445
      Manufacturing and engineering equipment                                                    282,158               282,158
      Sales and marketing equipment                                                              109,895               109,895
      Leasehold improvements                                                                      31,613                31,613
                                                                                         ------------------------------------------
                                                                                                 734,347               770,744
      Accumulated depreciation                                                                  (661,691)             (694,391)
                                                                                         ------------------------------------------
                                                                                                  72,656                76,353

Patents, net
                                                                                         ------------------------------------------
Total Assets                                                                                 $ 3,799,616           $ 3,758,451
                                                                                         ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                         $ 252,727             $ 334,324
      Accrued payroll                                                                             81,097                45,631
      Deferred revenue                                                                           149,625                44,808
                                                                                         ------------------------------------------
Total current liabilities                                                                        483,449               424,763

Shareholders' equity:
      Common Stock, no par value:
           Authorized shares--50,000,000
           Issued and outstanding shares - 7,250,916 and 8,650,916, respectively              21,752,105            23,463,114
      Deficit accumulated during the development stage                                       (18,435,938)          (20,129,426)
                                                                                         ------------------------------------------
Total shareholders' equity                                                                     3,316,167             3,333,688
                                                                                         ------------------------------------------

Total liabilities and shareholders' equity                                                   $ 3,799,616           $ 3,758,451
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

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                                     Period from
                                                                                                                    June 27, 1984
                                                    Three months ended January 31   Nine months ended January 31     (Inception)
                                                    -----------------------------   ----------------------------          to
                                                          2003            2002             2003          2002      January 31, 2003
                                                    -----------------------------   ----------------------------   ----------------
Revenue:
      Net Sales                                       $  277,088      $  191,866      $   788,280   $   489,706       $  3,795,728

Operating expenses:
      Cost of sales and product development              188,002         199,497          549,362       483,279          3,542,731
      Research and development                           113,723         154,272          447,780       449,788         10,237,513
      Sales and marketing                                309,435         334,955        1,050,713     1,158,003          6,266,894
      General and administrative                         160,571         161,076          454,238       504,932          6,627,708
                                                    -----------------------------   ----------------------------   ----------------
Operating loss                                          (494,643)       (657,934)      (1,713,813)   (2,106,296)       (22,879,118)

Other income:
      Interest income                                      4,152          19,048           20,323       104,699          1,876,456
      Other income                                         --              --                   1         --             1,500,000
                                                    -----------------------------   ----------------------------   ----------------
Net loss                                              $ (490,491)     $ (638,886)     $(1,693,490)  $(2,001,597)      $(19,502,662)
                                                    =============================   ============================   ================

Net loss per share - Basic and diluted                $    (0.07)     $    (0.09)     $     (0.23)  $     (0.30)      $      (5.95)
                                                    =============================   ============================   ================
Weighted average number of common and
      common equivalent shares outstanding             7,357,438       6,989,599        7,286,423     6,738,297          3,279,430
                                                    =============================   ============================   ================

The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                Period from
                                                                                                               June 27, 1984
                                                                       Nine months ended January 31             (Inception)
                                                                   ------------------------------------              to
                                                                          2003                 2002           January 31, 2003
                                                                   ------------------------------------     -------------------
   Net loss                                                           $(1,693,490)         $(2,001,597)         $(19,502,662)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation                                                            32,699              100,540               953,728
   Amortization                                                             --                    --                 136,017
   Loss on sale of equipment                                                --                    --                   7,375
   Issuance of Common Stock for consulting services                         --                    --                   3,413
   Changes in operating assets and liabilities:
      Accounts receivable                                                 164,110               75,257              (119,009)
      Inventories                                                          30,454              169,663              (222,044)
      Prepaid expenses                                                     (4,599)              51,910              (147,896)
      Accounts payable and accrued expenses                                81,598              (40,553)              334,325
      Accrued payroll and related taxes                                   (35,466)               4,370                45,631
      Deferred Revenue                                                   (104,817)             (55,708)               44,808
                                                                      ------------------------------------     ---------------
Net cash used in operating activities                                  (1,529,511)          (1,696,118)          (18,466,314)

INVESTING ACTIVITIES
Patent expenditures                                                         --                    --                (136,017)
Purchase of investments                                                     --                    --             (38,908,724)
Sales and maturity of investments                                           --                    --              38,908,724
Purchase of property and equipment                                        (36,396)             (55,701)           (1,056,475)
Proceeds from sale of equipment                                             --                    --                  21,663
                                                                      ------------------------------------     ---------------
Net cash used in investing activities                                     (36,396)             (55,701)           (1,170,829)

FINANCING ACTIVITIES
Net proceeds from issuance of Convertible Preferred Stock                   --                    --               4,848,258
Net proceeds from issuance of Common Stock                              1,711,010            4,366,148            17,982,039
                                                                      ------------------------------------     ---------------
Net cash provided by financing activities                               1,711,010            4,366,148            22,830,297
                                                                      ------------------------------------     ---------------

(Decrease) increase in cash and cash equivalents                          145,103            2,614,329             3,193,154
Cash and cash equivalents at beginning of period                        3,048,051            1,116,589                 --
                                                                      ------------------------------------     ----------------
Cash and cash equivalents at end of period                             $3,193,154           $3,730,918           $ 3,193,154
                                                                      ====================================     ================


The accompanying notes are an integral part of these financial statements.

                                  Medwave, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2003


1.   DESCRIPTION OF BUSINESS

      Medwave, Inc. (the "Company"), a development stage company, is engaged exclusively in the development, manufacturing and marketing of a proprietary, noninvasive system that continually monitors arterial blood pressure, and in the development of related technology and products.

2.    BASIS OF PRESENTATION

      The financial information presented as of January 31, 2003 has been prepared from the books and records without audit. Financial information as of April 30, 2002 is based on audited financial statements of the Company but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

3.    CAPITAL STOCK

      In January, 2003, the company sold 1,400,000 shares of its common stock in a private placement for $1.25 per share, resulting in net proceeds of $1,711,010.

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

GENERAL

The Company, which was formed in 1984, is a development stage company that currently employs eighteen full-time and two part-time employees. Since our inception, we have been engaged exclusively in the development and marketing of devices for monitoring and devices for measuring blood pressure. Utilizing our proprietary technology, we developed the Vasotrac(R) APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats. We believe that the continual blood pressure readings, non-invasive qualities, pediatric capability, interfacing ability, and performance under difficult conditions such as motion make the Vasotrac the most advanced approach to blood pressure monitoring. In February 1995, we received clearance from the US Food and Drug Administration (FDA) to market the Vasotrac system. We have also developed a hand-held blood pressure monitor, the Vasotrax(R). This hand-held monitor is based on the technology used in the Vasotrac system. In August 2000, we received FDA clearance, which has allowed us to begin marketing the Vasotrax in the United States for use on adult patients by trained medical personnel. In addition, pursuant to an agreement with Nihon Kohden of Japan, we have developed an OEM module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into Nihon Kohden's larger, more comprehensive system and the systems of other companies. The Ministry of Health and Welfare in Japan has recently approved the MJ23 OEM Module for use with Nihon Kohden monitoring systems in Japan, and as a result, shipments to Nihon Kohden have begun.

We have incurred an accumulated deficit of $20,129,426 from our inception through January 31, 2003. We expect to incur additional losses from development, testing, regulatory compliance, sales, marketing and other expenses at least until we emerge from the development stage.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the MJ23 module, and the Vasotrax hand-held monitor as well as related technology. However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve and/or maintain profitability.

In September 2000, we signed an OEM module agreement with Nihon Kohden that calls for us to develop and produce a Vasotrac module that will be integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid us a down payment of $125,000, which has been treated as deferred revenue on our financial statements. In November 2001, we shipped our first Vasotrac module prototype products to Nihon Kohden. As a result of the Japanese Ministry of Health and Welfare approval, we have shipped the first production batch to Nihon Kohden in October 2002. Subsequently, in January 2003, we delivered another production batch of MJ23 Modules to Nihon Kohden, and as a result, we recognized a large portion, $116,555 of the $125,000, of deferred revenue.

We have been adding our own sales employees with the goal of building a direct sales force of approximately 10 employees that will work to penetrate geographically dense areas, and when appropriate, work with regional dealers to expand overall coverage. We are also currently looking for a distribution partner for the Vasotrax hand-held monitor outside the hospital market. The success of our product sales will depend upon the ability of dealers and/or sales representatives to sell the products to the hospitals, their affiliates, and other markets.

The initial response regarding our Vasotrax hand-held monitor from limited showings has been favorable. During this past quarter, we have seen an increase in sales activity for the Vasotrax. However, we may need to establish additional distribution arrangements, and complement those arrangements with a number of Medwave employees who will act as "in-house" experts. The Vasotrax hand-held monitor is currently targeted at the pre-hospital (EMT and EMS) market, the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices).

We are using cash and cash equivalents primarily to increase our sales and marketing efforts and increase awareness of Medwave and our technology in the market, to continue clinical testing of the Vasotrac system, the Vasotrax hand-held monitor and related technologies, to continue to validate our technology against traditionally used blood pressure monitoring devices, to create peer-to-peer consensus regarding Medwave's technology, and to provide working capital. Over the next twelve months, we will also continue research and development. Specifically, we expect to use funds to develop alternative sensors

(including sensors for use on infants, and disposable sensors), to sustain engineering support for manufacturing, and to continue development of the Vasotrax hand-held monitor. During the next year, we do not expect to spend any material amount on equipment in connection with these initiatives. Even assuming only limited sales, we believe that our cash and cash equivalents should allow us to meet our cash requirements for approximately nineteen months from January 31, 2003. On January 23, 2003, we sold an additional 1,400,000 shares of common stock at $1.25 per share. This transaction netted an additional $1.75 million of capital. We may seek additional capital through bank borrowing, equipment financing, equity financing, and other methods. Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material, favorable or unfavorable, deviation from our anticipated expenditures could significantly affect the timing and amount of additional financing that we may require. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to us or our security holders. In addition, any such financing could result in substantial dilution to our existing security holders.

RESULTS OF OPERATIONS

The results of operations compares the three months and nine months ended January 31, 2003 and 2002, respectively. The analysis of liquidity and capital resources compares January 31, 2003 to April 30, 2002.

Operating revenue was $277,088 and $191,866 for the quarters ended January 31, 2003 and 2002, respectively, an increase of 44%. Operating revenue was $788,280 and $489,706 for the nine months ended January 31, 2003 and 2002, respectively, an increase of 61%. The operating revenue increase was attributed to the increase of direct sales employees, as well as a result of shipments of our MJ23 Module to Nihon Kohden of Japan.

Cost of sales and product development decreased to $188,002 vs. $199,497 for the quarters ended January 31, 2003 and 2002, respectively. Cost of sales and product development increased to $549,362 vs. $483,279 for the nine months ended January 31, 2003 and 2002, respectively. This is attributed to higher cost associated with the initial release and shipment of the MJ23 module.

The Company incurred $113,723 and $154,272 for research and development expenses for the quarters ended January 31, 2003 and 2002, respectively. The Company incurred $447,780 and $449,788 for research and development for the nine months ended January 31, 2003 and 2002, respectively. The decrease was primarily due to our shift in focus from research and development to sales and marketing.

The Company incurred $309,435 and $334,955 for sales and marketing expenses for the quarters ended January 31, 2003 and 2002, respectively. The Company incurred $1,050,713 and $1,158,003 for sales and marketing expenses for the nine months ended January 31, 2003 and 2002, respectively. The decrease was a result of hiring sales professionals who have a lower fixed and higher variable cost, and who are also focussing on smaller, more densely populated geographic territories.

The Company incurred $160,571 and $161,076 for general and administrative expenses for the quarters ended January 31, 2003 and 2002, respectively. The Company incurred $454,238 and $504,932 for general and administrative expenses for the nine months ended January 31, 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily attributable to transferring our accounting functions to our Danvers, Massachusetts office.

Interest income was $4,152 and $19,048 for the quarters ended January 31, 2003 and 2002, respectively. Interest income was $20,323 and $104,699 for the nine months ended January 31, 2003 and 2002, respectively. The decrease reflects the reduction in cash and cash equivalents balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $3,193,154 and $3,048,051 at January 31, 2003 and April 30, 2002, respectively reflecting the continued investment in sales and marketing. In addition, on January 23, 2003, the Company sold 1,400,000 shares of its common stock at a price of $1.25 per share, raising $1,750,000.

With the cash and cash equivalents, and short and long-term investments, the Company believes that it has sufficient liquidity to satisfy its working capital needs for approximately nineteen months from January 31, 2003. The Company has no significant capital expenditure commitments.

Cash flows used in operations decreased to $1,529,511 for the nine months ended January 31, 2003 from $1,696,118 for the nine months ended January 31, 2002, a decrease of $166,607. In both periods, cash flows were used primarily to fund operating losses, which were partially offset by non-cash expense for depreciation.

Financing activities provided $1,750,000 for the quarter ended January 31, 2003, and nothing for the quarter ended January 31, 2002.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's President and Chief Executive Officer (who is the Company's principal executive officer and principal financial officer), Tim O'Malley, has reviewed the Company's disclosure controls and procedures within 90 days prior to filing this report. Based upon this review, this officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

                  EXHIBITS DESCRIPTION

                        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         (B)      REPORTS ON FORM 8K:

                        Form 8-K filed on January 28, 2003 announcing the Company's sale of 1,400,000 shares of common stock for aggregate proceeds of $1,750.000.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    February 28, 2003             Medwave, Inc.


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

     1. I, (the "Registrant"), have reviewed this quarterly report on Form 10-Q of Medwave, Inc.

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

Date:    February 28, 2003            By: /s/ Timothy J. O'Malley
                                          -------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                               Principal Financial Officer)