Form 10-K
period 2003-04-30
MEDWAVE INC
filed 2003-07-28
CIK 876043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDING APRIL 30, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

      ______________________________________ TO ________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 126-2). YES     NO  X
                                         ---    ---

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based on the last sale price as of the last business day of the registrant's most recently completed second fiscal quarter, October 31, 2002, was approximately $5,831,390.

As of July 11, 2003, 8,659,666 shares of Common Stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS


PART I
         ITEM 1   DESCRIPTION OF BUSINESS................................................................3
         ITEM 2   PROPERTIES............................................................................20
         ITEM 3   LEGAL PROCEEDINGS.....................................................................20
         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................20


PART II
         ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............................21
         ITEM 6   SELECTED FINANCIAL DATA...............................................................22
         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.......................................23
         ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................28
         ITEM 8   FINANCIAL STATEMENTS..................................................................28
         ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................................................47


PART III
         ITEM 10  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                  WITH SECTION 16(A) OF THE EXCHANGE ACT................................................48
         ITEM 11  EXECUTIVE COMPENSATION................................................................50
         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................51
         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................53
         ITEM 14 CONTROLS AND PROCEDURES ...............................................................53

PART IV
         ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................53


MEDWAVE(R), VASOTRAC(R), VASOTRAX(R) ARE TRADEMARKS OF THE COMPANY.


Forward Looking Statements

CERTAIN STATEMENTS CONTAINED HEREIN CONSTITUTE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") AND RELEASES ISSUED BY THE SECURITIES AND EXCHANGE COMMISSIONS AND WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT OF 1934. THE WORDS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "ESTIMATE", AND OTHER EXPRESSIONS WHICH ARE PREDICTIONS OF OR INDICATE FUTURE EVENTS AND TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1. SOME OF THE RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE GENERAL ECONOMIC CONDITIONS, LENGTHY ACQUISITION CYCLES BY POTENTIAL CUSTOMERS, OUR ABILITY TO SUCCESSFULLY MARKET OUR PRODUCTS, AS WELL AS THOSE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 13.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


                                 COMPANY PROFILE

Medwave was organized under Minnesota law in 1984. In May, 2003, our shareholders voted to re-incorporate the company into the state of Delaware. We anticipate consummating the re-incorporation into Delaware in the near future. Upon the consummation of the merger, Medwave, Inc., a Minnesota corporation, will cease to exist, and Medwave, Inc., a Delaware corporation, will assume all of the assets and liabilities of the Minnesota corporation. We are engaged exclusively in the development, manufacture, and sale of non-invasive, blood pressure measurement and monitoring systems and of related technologies.

Our principal offices are located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112 and 435 Newbury Street, Danvers, Massachusetts, and our telephone numbers are 651/639-1227-Minnesota and 978/762-8999-Massachusetts.

                                    BUSINESS
GENERAL

Medwave currently employs twenty-two (22) employees, three of whom are part time. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

Blood pressure or, more precisely, arterial pressure, is the pressure that the blood exerts against the interior of the arterial walls. The level of the pressure depends upon the strength of the heart's contraction, the volume of blood in the circulatory system, the elasticity of the arteries, and the degree of capillary constriction impeding circulation. During the heart's relaxation phase, (the diastole), blood pressure falls. When the heart muscle contracts, (the systole), blood pressure rises. Clinically, blood pressure is commonly reported as three different values. Systolic and diastolic pressures are the maximum and minimum pressures during a single cardiac cycle, respectively. Systolic pressure is also often referred to as contracting pressure, when the heart muscle is contracting and pumping blood through the blood vessels of the body. Diastolic pressure is also often referred to as the resting or relaxation pressure of the heart muscle. Mean pressure is the average pressure during the cardiac cycle.

Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body's cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients' conditions and rapidity with which their conditions can deteriorate. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient's own home environment. It is estimated that approximately 25 million people in the United States are measuring their personal blood pressure each day.

Utilizing our proprietary technology, we developed the Vasotrac(R) APM205A system which monitors blood pressure, providing new readings approximately every fifteen heartbeats. We believe that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it the most advanced approach to blood pressure monitoring. In February 1995, we received clearance from the US Food and Drug Administration (FDA) to market the Vasotrac system. We have also developed a hand-held blood pressure monitor, the Vasotrax(R). This hand-held monitor is based on the technology used in the Vasotrac system. In June 2000, we submitted a 510(k) notification to the FDA for review of the Vasotrax hand-held monitor. In August 2000, we received FDA clearance, which allows us to market the Vasotrax in the United States for use on adult patients by trained medical personnel. In addition, and as a result of our supplier agreement with Nihon Kohden of Japan, we have developed a module of our Vasotrac continual non-invasive blood pressure monitor. The module is designed to be integrated into the other company's larger, more comprehensive systems.

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

As a general matter, we believe that non-invasive rather than invasive treatments and methods are preferred by clinicians for numerous medical conditions and processes, including the measurement and monitoring of blood pressure. Non-invasive techniques significantly reduce patient risk and increase patient comfort. In addition, the time and expense required to set up, maintain, and remove non-invasive equipment generally is substantially less than with invasive systems. We believe that, in many cases, patients in emergency departments and associated environments, critical care, operating rooms, cardiology departments, and pediatric environments could benefit from continual blood pressure monitoring after the point at which clinicians may now cease obtaining such readings due to concerns associated with prolonged or indefinite uses of invasive techniques.

Non-Invasive Blood Pressure Cuffs:

Many non-invasive blood pressure measurement techniques utilize a manually operated occlusive cuff around the upper arm. A relatively simple blood pressure instrument, called a sphygmomanometer, contains a cuff connected to a hand air pump and pressure gauge or mercury column. The cuff is inflated to a pressure above that of systolic pressure until the brachial artery is completely occluded, and then the cuff is slowly deflated. During deflation, the clinician must listen to the pulse in the brachial artery. Upon hearing and properly interpreting the appropriate sounds, the clinician records the pressures shown on the gauge or mercury column. The cuff pressure occurring simultaneously with certain observed events within the circulatory or cuff systems are taken as the systolic and diastolic pressures. This process may take several minutes to complete, and in some patients will cause significant discomfort due to the squeezing of the cuff around the upper arm. Several clinical studies have been performed comparing the accuracy of this method with the invasive arterial catheter, and have shown a wide degree of variation with this method being caused by such things as environmental noise, improper cuff size, and readings taken too close in time to one another.

Our Vasotrax hand-held monitor appears to have several advantages over a traditional sphygmomanometer. The Vasotrax can produce a reading in approximately 15 seconds, whereas the sphygmomanometer may take several minutes to produce a reading. This can be a significant advantage in emergency situations. Also, this time saving of several minutes each time a blood pressure is obtained can be a great staff efficiency improvement, which is particularly important in light of the current shortage of nursing professionals. Another advantage is patient comfort because the Vasotrax does not require a complete obstruction of the artery as does the sphygmomanometer. In addition, in the future the Vasotrax will be capable of storing approximately 200 patient readings for up to 16 different patients and be capable of downloading these readings into a larger information system. This will improve the caregiver's workflow and process of interaction with patients. Recently, many states have mandated that the reduction of mercury be accomplished by specified dates. Healthcare systems are searching for an alternative method to replace the thousands of mercury filled blood pressure sphygmomanometers currently in use.

An automated, non-invasive blood pressure monitoring system is already commonly used in critical care and operating room settings. The automated non-invasive blood pressure monitoring system currently dominating the market is the Dinamap(R) product, marketed by GE Medical Systems, a division of General Electric Company. The Dinamap(R) provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap(R) product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer signification discomfort from the frequent cuff inflation. In addition, with cuff-based systems, arm circulation is cut off during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines and other forms of monitoring, and arm bruising and sleep interruption frequently occur. Also, the manual and automatic cuff systems have not performed well in areas with a high degree of motion, such as in ambulances or cardiac stress labs.

In contrast to the sphygmomanometer and other cuff-based systems, our Vasotrac system and Vasotrax hand-held monitor require no inflatable cuff but instead contain a unique pressure sensor that is placed on the wrist. Beyond the comfort factor and greater versatility of our Vasotrac system and Vasotrax hand-held monitor, we believe that our Vasotrac has a very important advantage over cuff-based systems--more rapid readings that allow for more precise monitoring. Indeed the accuracy of the Vasotrac has been compared to an invasive arterial catheter with excellent correlation across a broad spectrum of patients. The Vasotrac produces an arterial waveform, not available on either manual or automatic cuffs, and provides significant improvement in patient comfort due to our measurement technique. The Vasotrac interfaces directly into existing patient monitoring systems by plugging an interface package (the NIA V-Line) into the invasive pressure channel normally used for the arterial catheter. It is estimated that the combined sum of hospitals in the U.S. market have over 500,000 patient monitoring systems installed with invasive pressure channels. During the Spring of 2001, we introduced a new High Motion Tolerant (HMT) software package that has the capability of monitoring a patient's blood pressure during excessive movement, such as is found in ambulances or cardiac stress labs.

The contraindications for our Vasotrac system and Vasotrax hand-held monitor include patients on cardiopulmonary bypass, and patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible which may occur with severe arterial restrictions. Although there are contraindications for the system, we believe that, as a general matter, virtually no medical device is universally applicable for all patients at all times. As such, this should not be a critical factor for market acceptance. Moreover, given differences in individual body construction, our products may not provide consistent readings or be usable on all patients. We do not believe our products have caused any significant patient complications.

For those hospital based patients who require continual blood pressure monitoring, invasive methods are currently the clinician's technology of choice. Given the attractiveness of non-invasive monitoring, however, several companies have introduced or are introducing products for non-invasive continual monitoring of arterial pressure based upon several technologies. These technologies include pulse-wave velocity, partially inflated finger cuffs, partially inflated arm cuffs, and tonometry. We believe that none of these alternatives has gained wide acceptance within the clinical community for continually monitoring arterial pressure. This belief is based on previous, unsuccessful efforts of other companies to introduce accurate, continuous, and non-invasive blood pressure monitors, the absence of such products at major medical and other product shows, the lack of published advertisements, papers or studies about such products in respected scientific, medical and other journals, and anecdotal discussions with physicians and other medical personnel by our management.

We originally attempted to build a dealer network to sell our technology, in an a effort to seek sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building our own employee sales force. However, we found this to not be an effective manner to enter, and initially penetrate the market, as most medical device dealer organizations do not have the level of sales time required to sell innovative, breakthrough technology such as ours. Therefore, to augment our dealer network, we have hired a core team of sales professionals to work within defined geographies. The success of our product sales will depend upon the ability of our sales professionals, dealers and other partners to sell the products to the pre-hospital (EMT/EMS) environment, hospitals, the post-hospital environment such as physician offices, and other markets. At this time, certain of our dealers have not achieved the sales success we desired. Accordingly, we have terminated these dealers, and in most cases we will not replace them, due to the reasons stated above. We have provided product training for our remaining dealer organizations as well as our direct sales team. Part of this training is to exploit the high cost to hospitals of monitoring invasively, versus monitoring with comparable accuracy and speed with our non-invasive Vasotrac Monitor. This is accomplished by using a detailed cost analysis customized for a particular hospital or institution.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the MJ23 OEM module, and the Vasotrax hand-held monitor as well as related technology. However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability.

Between February 2000 and April 2002 we entered into distribution agreements in numerous European and Asian countries. However, for the reasons stated above, most of these organizations have not possessed the skills required to sell our technology. We are looking for alternative ways to distribute our products into these markets, possibly by use of an agreement similar to the one we have with Nihon Kohden in Japan. In January 2001, we received the necessary clearances to be able to sell into the Canadian market. We were notified in the spring of 2001, that we received South Korean government clearance to market the Vasotrac system in South Korea. In January 2002, we obtained the Ministry of Health and Welfare approval to sell our Vasotrac Monitor in the Japanese Market. This approval was obtained in working with Nihon Kohden in Japan, who is our exclusive distribution partner in Japan. Local government approvals are not necessary in all countries, and in fact many will accept either ISO 9001 Certification, and/or US FDA 510K pre market notification.

In September 2000, we signed an OEM module agreement with Nihon Kohden that required us to develop and produce a Vasotrac module integrated into the Nihon Kohden patient monitoring product family. As a part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid us a down payment of $125,000, that was received in October 2000. This payment was accounted for as deferred revenue. We have been shipping our MJ23 OEM Modules to Nihon Kohden, since November 2001. We are now placing focus on selling our MJ23 OEM Module to other companies in need of a sensor based non-invasive blood pressure technology.

At the end of November 2000, we began shipments of our Vasotrax hand-held monitor. We have re-drafted sales plans to promote the sale of the Vasotrax. To date, this product has been sold into hospitals, in conjunction with Vasotrac sales projects, and in some cases this product has been sold into the EMS/EMT market segment. This product may require a more focussed sales channel to sell to, for example, the EMS and post-hospital markets.

We have been building our own sales organization to work in smaller geographies, and those individuals will continue to work with our remaining dealers. We currently have a direct sales force of 10 employees. All of our sales professionals are focused on the hospital environment and typically sell into numerous departments within the same institution. The success of our product sales will depend upon the ability of dealers, partners and/or sales representatives to sell the products to hospitals, their affiliates, and other markets.

The initial response regarding the Vasotrax hand-held monitor from trade shows and sales situations has been favorable. We have had some EMS/EMT organizations purchase the Vasotrax, and like its portability, speed to readings, and comfort to the patient. However, since it is different than what they are used to using (the cuff), and therefore, acceptance time and user training are important aspects of the sales process. We may need to establish additional distribution arrangements, and complement those arrangements with a number of "in-house" experts. The Vasotrax hand-held product will be targeted at the pre-hospital (EMT and EMS) market, the hospital market, and the post-hospital markets (sub-acute, skilled nursing homes, homecare, and physician offices). There has been a considerable interest expressed by healthcare professionals and individuals about the desire to have the Vasotrax become self-applicable, whereas today it must be applied to a patient by a professional. The feasibility of this and a market-based focus group are expected to be established this year to determine target specifications for a self applied device.

Our short-term and long-term investments are being used primarily to increase our sales and marketing efforts and increase awareness of Medwave and our technology in the markets, to continue clinical testing of the Vasotrac system, the Vasotrax hand-held monitor and related technologies, to continually validate our technology against traditionally used blood pressure monitoring devices and to create peer-to-peer consensus regarding Medwave's technology. We anticipate incurring additional losses from further development, testing, regulatory compliance and sales and marketing expenses for the foreseeable future. Over the next twelve months, we expect to spend in excess of $500,000 for research and development, including amounts expected to be spent on clinical trials and further clinical studies. Specifically, the funds are expected to be used to develop alternative sensors (including disposable sensors and sensors for use in infants), to sustain engineering support for manufacturing, to continue development of the Vasotrax hand-held monitor, and to investigate other clinical uses for our technology. We do not expect to spend any material amount on equipment in connection with these initiatives. Even assuming only limited sales, we believe that cash and cash equivalents will allow us to meet our cash requirements for approximately fourteen months from April 30, 2003. If the development process for our products does not proceed as expected due to significant product design changes, market acceptance difficulties, unexpected difficulties in attaining cost-effective manufacturability or higher than expected sales and marketing costs, we may require additional capital at an earlier date. We may seek such capital through bank borrowing, equipment financing, equity financing, and/or other methods. Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from our anticipated expense levels could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to our shareholders or us. In addition, any such financing could result in substantial dilution to our existing shareholders.

We have incurred an accumulated deficit of $20,570,140 from our inception through April 30, 2003. We expect to incur additional losses from development, clinical studies, regulatory compliance, sales, marketing, and other expenses at least until we complete the development of the technology.

We have financed our activities through an initial public offering (IPO) in November 1995, and a series of earlier private placements of equity securities, including shares of preferred stock that were converted into common stock just prior to our IPO in November 1995. On March 6, 1998, we completed a private placement that raised approximately $2,990,000 in net proceeds. On March 20, 2001 and June 13, 2001, we completed the first round and the second round, respectively, of a private placement that raised approximately $5,300,000 in net proceeds. On January 23, 2003, we sold an additional 1,400,000 shares of our company common stock, and raised approximately $1,697,000 in net proceeds.

PRODUCTS DESCRIPTION

We believe that the continual blood pressure readings and the efficacious and non-invasive qualities of our Vasotrac system and Vasotrax hand-held monitor make them a new, superior approach to blood pressure monitoring. The system is designed to assist clinicians in the therapeutic management of their patients by providing frequently updated blood pressure readings in an easily obtained and comfortable manner. The Vasotrac is a microprocessor-controlled system consisting of (i) a liquid crystal display, LED displays, a Central Processing

Unit and a key pad, all housed in an aluminum case, (ii) a patient cable, and
(iii) a replaceable pressure sensor. In order to ensure the accuracy of the system, the sensor is expected to be replaced approximately every six months.

The Vasotrac system monitors blood pressure using, as a key component, the pressure sensor placed on the wrist over the radial artery, a main artery in the arm. Over one thousand (1,000) of our Vasotrac system monitors have been shipped to customers and distribution partners for use in clinical environments. The monitor has no moving parts and is composed of standard, off-the-shelf components. These monitors have been subjected to electrical testing of various duration, including extended life cycle testing, which has shown that the monitor has an expected useful life of at least 10 years. We believe that medical devices are expected to have a life expectancy of 7-10 years. The motor assembly is the only moving part of the Vasotrac system and, as such, it has received the most attention from us for life testing. The Vasotrac system has produced very favorable performance results in testing.

The Vasotrac system and Vasotrax hand-held monitor utilize the Company's proprietary algorithms and sensors, which applies pressure to the artery as the pressure waveforms are measured by the sensor. Then, our proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, mean pressure readings, and pulse rate approximately every fifteen heartbeats. The Vasotrac system displays systolic, diastolic, and mean blood pressure in millimeters of mercury (mmHg) as well as heart rate in beats per minute. The Vasotrax hand-held monitor displays systolic and diastolic blood pressure as well as pulse rate. These values are displayed after the clinical user manually presses the Vasotrax on the subject's radial artery for approximately 15 seconds.

The Vasotrac system is designed to be used by trained medical personnel in hospitals and other health care settings where automatic blood pressure monitoring is desirable. Patient pressures can be monitored audibly and visually by entering limits into the Vasotrac system alarm menu. Those values above or below the limits will be automatically brought to the attention of the clinician through audible and visual alarms. Given differences in individual body characteristics and physical condition, the system may not be usable on all patients. However, with proper placement, the system has been usable on all patients participating in our clinical studies conducted to date, and we believe that the system will continue to be usable on virtually all patients with wrist sizes larger than 11 cm. We do not believe, however, that market acceptance of the system is likely to be jeopardized by lack of universal applicability of the system for the population, although there can be no assurance in this regard.

In the Summer of 2001, we introduced the NIA V-Line interface product, which allows the clinician to plug the Vasotrac directly into the pressure channel of the clinician's existing, more comprehensive monitoring system, allowing for a true "Plug and Play" and capture of data into the clinician's central system. In addition, we introduced the HMT (High Motion Tolerant) software package, which is designed to allow the clinician to take continual non-invasive blood pressure readings on patients in circumstances where motion is prevalent. In these clinical environments, obtaining a valid blood pressure value with manual cuffs is a significant challenge for the caregiver, as it requires using a stethoscope that may be difficult to hear through due to high motion and accompanying noise. Also, it has been reported to us that automatic cuff systems have not functioned well in situations involving high motion, even if they are designed for this application. As a result, our technology has been a topic in numerous clinical studies in cardiology and emergency departments who are considering the Vasotrac as a solution.

Our continued development of the Vasotrax hand-held blood pressure monitor may result in a product that has sales potential in both the professional market (doctors, nurses, and medical technicians) and the consumer market.

CLINICAL STUDIES

We have conducted clinical studies for four purposes: (i) to aid the product development process, (ii) to obtain data for submission to the regulatory agencies, (iii) to help us prepare marketing and sales information to promote greater awareness of the Vasotrac system and Vasotrax hand-held monitor, and
(iv) to gain a peer to peer recommendation for our technology. We have used two standards of comparison, the automated cuff and the arterial line (A-line). The automated cuff clinical did not allow synchronization of measurements between the cuff and our system because of the different number of heartbeats required to produce readings for each method. Further, the cuff does not meet the accuracy objectives that we set for the Vasotrac system and Vasotrax hand-held monitor. For these reasons, the cuff proved to be of limited utility in our studies. However, since the cuff has been a clinical tool for numerous years, and is still relied on by thousands of caregivers, we have started to do more comparisons.

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

Our initial clinical studies were performed on approximately 30 subjects, some of whom were healthy and some of whom were undergoing surgery. Results from a series of these studies comparing the Vasotrac system's readings with the A-line's readings were used in our 510(k) submissions to the FDA. Subsequent to the 510(k) submissions, we have conducted clinical trials on over 500 additional individuals. During our clinical trials conducted to date, the variance between synchronized Vasotrac system readings obtained from one arm of the patient and the comparative A-line readings obtained from the other arm was calculated by computing the standard deviation of error from more than 30,000 paired readings from the patients. Based on these measurements (which excludes a certain number of paired readings because we believe that these readings have been affected by artifact, patient level differences, arm-to-arm differences, or experimental error) the magnitude of this variance was calculated as a standard deviation of approximately 7, 5, and 7 mmHg for systolic, mean and diastolic blood pressure measurements, respectively. As such, the Vasotrac system compares favorably with those found in previous generations of non-invasive blood pressure measurement devices, such as the Dinamap(TM) cuff-based system with which we claimed "substantial equivalence" in our 510(k) submission to the FDA. In addition, these standard deviation values are below the crucial 8 mmHg standard deviation limit of clinical acceptability as defined by the Association for the Advancement of Medical Instrumentation ("AAMI") as the national standard for electronic or automated sphygmomanometers.

In our 510(k) Vasotrac submission to the FDA, we included not only clinical data, but also outlined a plan to continue testing and integrating the results therefrom into the Vasotrac system. Based on the foregoing and, most importantly, the improvement in the overall results of the system's performance subsequent to its 510(k) submission, we believe that applicable FDA regulations do not require, and therefore at this point do not anticipate any need to submit to the FDA, the post-510(k) clinical studies.

Although we believe that our current product design for the Vasotrac system and our clinical studies conducted to date provide an adequate basis to continue marketing the system, it will take widespread use and testing to verify that the Vasotrac system is usable under most conditions and environments. We expect to continue conducting or supervising on-going clinical studies of the system on individuals with different characteristics and under various conditions until such time as the Vasotrac system receives general market acceptance. We cannot currently estimate the number of individuals to be tested or the amount of time and expense that will be required to perform and analyze these additional clinical studies in order to achieve general market acceptance for the system.

In March 2001, we completed clinical testing of the Vasotrac system in pediatric applications. We used this clinical information to file a 510(k) to the FDA requesting clearance to allow for the use of the Vasotrac system on pediatric patients. In June 2001, we received 510(k) clearance from the FDA for use of the Vasotrac system in pediatric applications. To date, additional studies involving pediatric patients are ongoing, and in some cases, completed with favorable results.

We are currently expanding our studies of our systems to determine if the possibility exists to use the current sensor technology on different sites of the patient's body.

The object of our continued studies is to refine the design of the system and to test the system on a greater number of patients with different characteristics and under various conditions, such as a wide range of blood pressure readings, until such time, if ever, the Vasotrac system and Vasotrax hand-held monitor may receive general market acceptance. In addition, we believe that the studies will help us to prepare better marketing, sales, and training information as well as to promote greater awareness and market acceptance of our products toward the goal of attaining commercial viability for them.

BELOW IS A SUMMARY OF THE CLINICAL STUDIES COMPLETED AND CURRENTLY UNDERWAY ON THE VASOTRAC CONTINUAL NON-INVASIVE BLOOD PRESSURE SYSTEM:

STUDY AND INSTITUTION                                                                 DATE COMPLETED

a.  Volunteer Study - University of Minnesota                                           June 1994
b.  International Multi Center Study                                                    December 1997
         Tokyo's Women's Medical College, University of California,
         University of Vienna, University of Lille, St. Antoine Hospital
         and University of Minnesota
c.  Induced Hypotension - University of Vienna                                          August 1998
d.  Morbidly Obese Patients - University of Minnesota                                   September 1998
e.  Patient Comfort - University of Vienna                                              December 1999
f.  Volunteer Study II - University of Minnesota                                        June 2000
g.  Pediatric vs. Cuff - University of Minnesota                                        August 2000
h.  Patient Comfort - Virginia Tech                                                     September 2000
i.  Vasotrac vs. Arterial Catheter - University of Arkansas, Children's' Hospital       February 2001
j.  Vasotrac vs. Arterial Catheter - Children Cardiology - Boston Children's Hospital   In Process
k.  University of Chicago - Atrial disturbances                                         Investigator departed
l.  Arkansas Children's - Sensor Options-Vasotrax Handheld Validation                   In Process
m.  LDS Hospital-Vasotrac in Sleep Lab Patients-Nocturnal Hypertension episodes         In Process
n.  Mayo Clinic-Liver Transplant Correlation                                            April 2003
o.  Univ. of UT-Primary Children's using the Vasotrac in Cath Lab instead of Catheters  In Process
p.  Massachusetts General Hospital-Vasotrac in Trauma Patients/EMS-EMT Environ.         In Process
q.  Boston University Med Center-Can Vasotrac be used instead of A-Line in OR           In Process
r.  Washington University in St. Louis-Comparing Vasotrac to Cuff in Obese Patients     In Process
s.  Children's Hospital of Chicago-Vasotrac versus Femoral Artery Pressure in Children  In Process
t.  Children's Hospital of Boston-Vasotrac instead of A-Line in Scoliosis Patients      March 2003

We have also conducted clinical studies to develop and validate the Company's Vasotrax hand-held blood pressure measurement technology. These clinical studies included 60 healthy subjects. For each subject an arterial catheter was inserted in one arm and several operators performed repeated blood pressure measurements from the opposite arm using the hand-held monitor. For each one of the operator's blood pressure measurements, the corresponding arterial blood pressure measurements were determined and compared for accuracy. The raw waveform data from the arterial line as well as the raw data from the hand-held device were also recorded and stored into our clinical database for further processing. The data from the first 45 subjects was used for product development purposes. The data from the last set of 15 subjects was recorded with the final design of the hand-held monitor. The results of the comparison between the arterial line blood pressure readings and the hand-held device on these 15 subjects was then referenced as part of our filing with the FDA for the hand-held device's 510(k) submission, which was filed in June 2000. As was the case for the Vasotrac system, the standard deviation values for the Vasotrax hand-held monitor were below the 8mmHg standard deviation limit for clinical acceptability as established by AAMI. In August 2000, we received FDA clearance to begin marketing the Vasotrax hand-held monitor in the United States for use on adult patients by trained medical personnel. We are now undertaking studies to determine the usefulness and accuracy of the Vasotrax hand-held monitor for use in pediatric patients.

Introduction of the Vasotrac system and Vasotrax hand-held monitor to additional foreign markets and/or market segments may require us to conduct further clinical studies in order to achieve both regulatory and general market acceptance. These clinical studies and the results obtained thereby may require us to undertake additional product development efforts in order to sell the Vasotrac system and Vasotrax hand-held monitor in these countries and/or market segments.

MARKETING

Our success depends primarily on gaining physician and hospital acceptance of our products. One focus of our marketing strategy must necessarily involve overcoming resistance of the medical community to the introduction of new techniques or technology. We have built educational material (video tapes, CD ROMS, web tools and clinical workbooks) specifically about blood pressure monitoring and the benefits derived from Medwave's technology. We believe that testing of our products has yielded favorable results compared to other non-invasive blood pressure monitors. Now we are attempting to create more of a presence and awareness about our technology and the benefits it brings to the healthcare provider. We intend to accomplish this by increasing our presence at key industry trade shows, increasing the number of people representing our products, placing advertisements in industry trade journals, continually enhancing our web site, increasing our public relations activity, and conducting and participating in industry "Symposiums" regarding blood pressure monitoring and the benefits derived from Medwave's technology. We conducted our first "Clinical Symposium" in February 2003 in Boston, and invited three guest speakers to discuss various aspects of blood pressure monitoring. There were more than 50 clinical professionals from New England who attended this Symposium. Over the next 12 months, we plan on holding more of these Symposiums in various geographic locations. Also, in the Fall of 2002, Nihon Kohden, our distribution partner in Japan, participated in a clinical speech at the Japanese Anesthesia Society's annual meeting. Dr. Mark Heulitt of Arkansas Children's Hospital in Little Rock, Arkansas went to Japan to present the results of his findings when comparing the Vasotrac monitor to an invasive arterial catheter when used on children in a critical care setting. The results of this study confirmed that the Vasotrac technology provided good correlation to an invasive arterial catheter within this patient group and environment.

EMPLOYEES

As of June 23, 2003, we had 22 employees, three of whom are part time. Of this number, ten are in sales and marketing positions, three are in manufacturing, three are in research and development, and the balance are in management or administration. We also use contract employees to satisfy some development and accounting functions.

We anticipate we will hire additional employees within the next 12-month period, primarily in sales, marketing, development, and support positions. However, such requirements are subject to change and are highly dependent on the market acceptance of our products, our distribution methods, and existing employment market conditions.

PRICING AND DISTRIBUTION

We are constantly evaluating the marketable price of the Vasotrac system and the Vasotrax hand-held monitor. Our pricing strategy takes into consideration the marketing process for the Vasotrac system and the Vasotrax hand-held monitor and can be expected to remain dependent on a number of factors, including manufacturing costs, prices of competitive products, distribution methods, volume discounts, and market acceptance. We believe that the Vasotrac system is currently priced slightly higher than the high-end automatic cuffs sold by our competitors. Conversely, the Vasotrax hand-held monitor is priced considerably lower than most automatic cuff products. The Vasotrax is priced slightly higher than most manual cuffs on the market. We believe, however, that our higher price is supportable due to the superior clinical performance associated with our product over such automatic and manual cuff devices. In addition, because many departments at hospitals use disposable blood pressure cuffs, there can be an added cost to using these products. We have developed cost benefit models that highlight the savings related with the use of the Vasotrac.

In comparison to the costs associated with A-line procedures, we believe that the Vasotrac system, on a per-procedure basis, results in significant savings for healthcare providers. Insertion of an A-line is an invasive surgical procedure requiring a physician. No matter how routine any such procedure may become, all invasive procedures retain the inherent risk of complications and have attendant direct and indirect costs associated with them. We believe that the cost for non-invasively monitoring the blood pressure of a patient with the Vasotrac system will be less than with an invasive A-line. We believe that this gives the Vasotrac a competitive edge in an increasingly cost-conscious healthcare industry. We are currently preparing and presenting cost benefit models to potential customers. Recently, a hospital that has been using the Vasotrac technology for a number of months reported that it has been able to substitute the Vasotrac for invasive catheters in certain patients.

Our Vasotrax hand-held monitor is priced slightly higher than a manual cuff, however, this price is significantly lower than an automatic cuff system. We believe that the process of taking a manual blood pressure reading has the potential of introducing significant error for a number of reasons. Errors in obtaining manual blood pressures with a cuff based system may occur due to improper cuff size, motion, or cardiac disturbance. The Vasotrax improves the workflow process of taking a manual blood pressure by taking an accurate reading in just 15 seconds.

We believe that a market also exists for us to sell our Vasotrac OEM module to other equipment companies, such as companies who manufacture patient monitoring, defibrillators, sleep systems, and cardiology systems. [Over the past several quarters], we began to ship production MJ23 Modules to Nihon Kohden of Japan, a market leader in the Japanese market with approximately 50% market share in patient monitoring. These types of agreements offer the potential for widespread market penetration without the tremendous investment in resources that would be expected if we were to attempt entry on such a wide scale ourselves. In addition, we expect that the volume commitments from such agreements could be multi-year and offer yields that would take a direct sales organization years to accomplish. Now that development and production of the OEM Module is completed, we are pursuing other such agreements with other organizations.

For additional information concerning our product distribution efforts and arrangements, see "General" above.

PATENTS AND PROPRIETARY TECHNOLOGY

We have applied for U.S. patents covering various aspects of Medwave's blood pressure technology. As of June 2003, twenty-three U.S. patents relating to Medwave's blood pressure technology have been granted, and three U.S. patent applications are pending. We also have pending patent applications relating to our blood pressure technology in the European Patent Office, Canada, China, Hong Kong, India, and Japan. Most of our patents and patent applications relate to both the Vasotrac system and to the Vasotrax hand-held blood pressure monitor.

There can be no assurance that any pending U.S. or any foreign patents will be granted or, if obtained, that they, or those already granted to us, will sufficiently protect our proprietary rights. Although patents have been granted to us, and even if the patents for which we apply are granted, they do not confer on us the right to manufacture and market products if such products infringe on patents held by others. While we have reviewed prior art in connection with our patent applications, we have not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any such conflicting rights, we may be required in the future to stop making, using or selling our products or to obtain licenses from or pay royalties to others, which could entail significant expense and have a material, adverse effect upon us. Further, in such event, there can be no assurance that we would be able to obtain or maintain any licenses on acceptable terms, if at all. We have, throughout the development process for the Vasotrac and Vasotrax products, been associated with various companies, institutions and individuals. Although we have no knowledge that any such companies, institutions or individuals have claimed, or have any basis for claiming, interests in our proprietary rights, there can be no assurance that such claims will not be threatened, asserted or perfected. Such claims, even if we ultimately prevail on the merits, could have a material, adverse effect upon us.

In addition to patent protection, we rely, to the extent possible, on trade secrets, confidentiality agreements, un-patented proprietary know-how, and our continuing development of new products.

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

Like all medical device manufacturers, we must implement, maintain and follow the FDA's Quality System Regulation ("QSR") and Good Manufacturing Practices ("GMP"). We believe our primary manufacturing costs are driven by initial scale-up and ultimate production levels and will not be significantly impacted by such requirements. Should we intend to market the Vasotrac system or the Vasotrax hand-held monitor for new or different uses, or should we significantly modify the system in a way that could significantly affect its safety or effectiveness, we would be required to again file a new 510(k) Submission with the FDA. Moreover, it is anticipated that any new product concepts developed by us will require various government clearances prior to being sold.

In our initial 510(k) Submission to the FDA, we included not only clinical data, but also outlined our plans to continue testing and integrating the results therefrom into the Vasotrac system. We do not believe that FDA regulations require, and therefore at this point do not anticipate, submission to the FDA of our post-510(k) clinical studies. Although the FDA has stated that a manufacturer is best qualified to make an initial determination of whether a new 510(k) Submission is necessary, the FDA can overrule a manufacturer's decision not to submit a new 510(k) Submission and take appropriate regulatory action. If we determine we do not need to submit any such new 510(k) Submission, including with respect to our post-510(k) clinical studies, and the FDA consequently takes regulatory action, we could be materially and adversely affected.

WARRANTY AND SERVICE

Our products are available with limited 12-month parts and labor warranty commencing at the date of shipment. When warranty repairs are necessary, we generally perform them at our Arden Hills, Minnesota facility. We also provide on-call technical support. We also service equipment on a time and materials basis.

                                  RISK FACTORS

Our business and an investment in our company are subject to a number of risks, including those described in the preceding sections as well as those highlighted below.

WE MUST DEVELOP A MARKET FOR OUR PRODUCTS

We presently depend on our Vasotrac, Vasotrax, and/or our MJ23 OEM module product line, the market acceptance of which is in its early stages. Our future is dependent upon the success of these products and similar products that are based on the same core technology. The market for these products is in an early stage of development and may never fully develop as we expect. We have sponsored, and will continue to sponsor or conduct clinical trials. We cannot be certain that such clinical trials will be completed, that they will have a positive outcome or that a positive outcome in these trials will be sufficient to promote widespread acceptance of our products within the medical community.

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE

Medwave's success depends on market acceptance of the Vasotrac system, the MJ23 OEM modules thereof, and/or the Vasotrax hand-held monitor. Such acceptance depends primarily on gaining customer (end-user) and institutional (hospitals, outpatient centers, ambulance companies, nursing homes and physician offices) acceptance of these products. We believe that testing of the Vasotrac system and Vasotrax hand-held monitor has yielded favorable results compared to other non-invasive blood pressure monitors. However, improper placement of the pressure sensor or improper use of the system may cause the readings produced by the Vasotrac system and Vasotrax hand-held monitor to be questionable. As a result, another key component of our marketing strategy has been to focus on training and education of clinicians in the correct use of the Vasotrac system and Vasotrax hand-held monitor. Also, given differences in individual bone physiology, body weight and physical condition, the Vasotrac system, the MJ23 OEM modules thereof, and the Vasotrax hand-held monitor may not provide adequate readings or be usable on all patients. For example, if a patient's peripheral blood flow to his or her arms has been compromised, these products may not function as specified. Other contraindications for these products may result from patients on cardiopulmonary bypass and patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible. To date, we believe we have not detected significant patient complications caused by any of our products. However, as with any relatively new product, complications may occur as the Vasotrac system, the MJ23 OEM modules thereof, and the Vasotrax hand-held monitor are used on a greater number of patients with different characteristics and under various conditions. The presence of any significant complications would necessitate additional research and evaluation to determine the impact of such complications. Finally, we must overcome the resistance of the medical community to the introduction of new techniques or technology. We believe that this resistance may be exacerbated due to the fact that the blood pressure cuff has been in use for more than 100 years, and virtually all medical professionals are trained using cuff technology. Therefore, there can be no assurance that the Vasotrac system, MJ23 OEM modules thereof, or the Vasotrax hand-held monitor will gain market acceptance. If these products do not gain market acceptance, our future would be jeopardized.

WE MUST MAINTAIN AND DEVELOP STRATEGIC RELATIONSHIPS WITH THIRD PARTIES TO INCREASE MARKET PENETRATION OF OUR PRODUCT LINES.

We distribute our products to domestic hospitals with our direct sales organization and in some cases with regional dealers, and to targeted international markets primarily through distributors. We also have a Vasotrac system OEM modules sales agreement in place with Nihon Kohden, a well known medical device company in the Japanese market, with close to 50% market share in patient monitoring. We intend to enter into similar agreements with other major medical device companies and to establish technology partnerships with other medical product and technology companies. Widespread acceptance of technology is dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of our direct sales organization.

Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control. We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

OUR INTERNATIONAL SALES EXPOSE US TO UNIQUE RISKS.

In fiscal 2003, international sales of our stand-alone products accounted for approximately 23% of our revenue. The sale of MJ23 Modules accounted for approximately 21% of revenue.

We believe that international sales will represent a meaningful portion of our revenue in the future. We rely on distributors to assist us with our international operations. In addition, we are exposed to risks from international sales, which include unexpected changes in regulatory requirements, tariffs and other barriers and restrictions and reduced protection for intellectual property rights. Moreover, fluctuations in the rates of exchange may increase the price in local currencies of our products in foreign markets and may price us out of special foreign markets.

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

WE RELY ON A SINGLE TECHNOLOGY PLATFORM.

We believe that significant and expanding markets exist for the Vasotrac system, the Vasotrax hand-held monitor, the MJ23 OEM module, and for additional products incorporating our proprietary technology. Currently we utilize one technology platform in the Vasotrac system, the MJ23 OEM module, and the Vasotrax hand-held monitor. The technology platform is our sensor technology and the software algorithms. In addition, in September 2000 we entered into an agreement to incorporate the Vasotrac system technology into an OEM module. Reliance on a single technology platform creates substantial risks for us. If, for example, the Vasotrac system and the Vasotrax hand-held monitor are not successfully marketed, if they fail to meet customer needs, or if they are not accepted in the marketplace, we would be materially and adversely affected, our primary business focus would require re-evaluation, and our ability to continue operations would be jeopardized. We have not undertaken any comprehensive patent infringement searches or studies. If the Vasotrac system or the Vasotrax hand-held monitor were found to infringe on the patent rights of others or if third parties successfully asserted rights to these products, we would be materially adversely affected.

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

WE MUST CONTINUE TO EVALUATE THE DESIGN OF OUR PRODUCTS

While our initial product development and clinical testing program for the Vasotrac system, Vasotrax hand-held monitor, and MJ23 OEM module are complete, extensive use and evaluation of the design is necessary in order to assess whether the products, as currently configured, will broadly meet customer needs or be accepted as a viable alternative in the marketplace. We will continue to test the Vasotrac system and Vasotrax hand-held monitor to enhance their market acceptance. If the configuration of the system must be modified, there can be no assurance such modifications will be acceptable to customers or be technically feasible. Even if feasible, such modifications could result in significant delays and significant expenses. If such modifications require regulatory approval, additional significant delays could result. We could be materially and adversely affected by any of these developments.

We have entered in to an agreement to incorporate the Vasotrac system technology into an OEM module. Although sale of the Vasotrac system as an OEM module is intended to complement sales of the system as a stand-alone product, it is possible that configuration as an OEM module will be the principal or customer preferred way of purchasing and using this product. It is also likely that OEM modules will require regulatory approval, which may result in additional delays. Any regulatory application must be submitted by any of the third party companies that use the OEM module. We could be materially and adversely affected by any of these developments.

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND CAPABILITY

We currently have little manufacturing experience or capability, other than a limited ability to produce relatively small quantities of the Vasotrac system and Vasotrax hand-held monitor. We have not developed, arranged for, or invested in any significant production tooling, nor have we contractually arranged for any significant third-party manufacturing capacity or agreements. There can be no assurance that we will be able to scale-up manufacturing of the Vasotrac system, OEM modules thereof, or the Vasotrax hand-held monitor for commercial production at quantities required to meet cost targets and profitability goals. If our manufacturing costs are higher than anticipated or if a lower-priced competitive product becomes available, we may not be able to produce and sell the Vasotrac system, OEM modules thereof, or the Vasotrax hand-held monitor competitively. In addition, there can be no assurance that subcontractors, on whom we will rely for functions we will not perform internally, will produce sufficient products at required quality and cost levels. We will be materially adversely affected if we are unable to scale-up manufacturing successfully or effectuate manufacturing arrangements on acceptable terms.

WE CURRENTLY HAVE LIMITED OR SINGLE SOURCES OF SUPPLY

We currently purchase from outside vendors, on a purchase order basis, quantities of virtually all components and subassemblies for the Vasotrac system and Vasotrax hand-held monitor. Should production rates increase, the supply of components and subassemblies will become more critical. Furthermore, we have no formal agreements with any of our vendors. Should a key vendor be unwilling or unable to supply any components or subassemblies required by us in a timely manner, we may be materially adversely affected.

WE FACE SUBSTANTIAL COMPETITION

We currently know of two other continual non-invasive blood pressure monitoring devices on the market. However, one of those devices uses a cuff to calibrate the blood pressure readings and we therefore do not consider the device to be directly competitive. The other device uses a wrist sensor mechanism. We face substantial competition from numerous companies that manufacture and market noninvasive and invasive instruments for blood pressure measurement and monitoring. Several companies competing in the traditional cuff and catheter blood pressure monitoring market have significantly greater resources as well as established technologies and product reputations in the blood pressure monitoring field. Our ability to compete successfully in this market will depend on our ability to develop and market a technologically superior blood pressure monitoring or measurement system that provides cost-benefit, patient benefit, and improved staff effectiveness.

To compete successfully, we likely will need to develop and introduce new products and/or enhancements that keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance. We may be unable to develop new products that address our competition.

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

The current widespread acceptance of non-invasive cuff technology and of the arterial line, and the lack of widespread acceptance of non-invasive technologies like ours, is an important competitive disadvantage that we must overcome in order to gain general market acceptance. In addition, the current technology involving cuffs and arterial lines has established cooperative relationships with large medical equipment companies and buying groups that we must also overcome in order to successfully compete. If we are not successful at overcoming such competition, our primary business focus would likely require re-evaluation with our ability to continue operations being jeopardized. We have however entered into a national group purchasing agreement with AmeriNet, one of the largest GPO's in the US, with approximately 15,000 members. In addition, Medwave was recognized by the Alliance of Children's Hospitals as the most efficacious non-invasive blood pressure monitoring system, and was awarded their Seal of Acceptance. Most recently, Frost and Sullivan honored Medwave with their Technology Innovation Award. This award is given each year to the company that shows the ability to successfully develop and introduce new technology, formulate a well-designed product family, and make significant product performance contributions to the industry.

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

THIRD-PARTY PAYERS MAY NOT APPROVE PAYMENT FOR USE OF OUR PRODUCTS, AND WE MAY BE AFFECTED BY CHANGES IN HEALTH CARE LAWS

Our success in the United States may be related to the number of third party payers, such as Medicare, private insurance companies, health maintenance organizations, and other payers, that approve payment or reimbursement for the use of the Vasotrac system, OEM modules thereof, and the Vasotrax hand-held monitor and the amount of any such payments or reimbursements. If, for example, hospitals are not able to recover the cost of these products through reimbursement, they may be reluctant to purchase these products, with the result that our sales may be adversely affected. The health care industry and associated regulatory environment are dynamic and rapidly changing, particularly with respect to proposals to reform Medicare and to control health care costs. This environment makes it impossible to predict the effects, including costs or impediments to development, that adoption of and changes in health care laws, rules and regulations may have on us and on our operations. Such developments could, however, materially and adversely affect our ability to market our products.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT EXCEED INSURANCE COVERAGE.

We have obtained product liability insurance, including excess umbrella coverage, in the aggregate amount of $12,000,000 covering the Vasotrac system, OEM Module and Vasotrax hand-held monitor. However, there can be no assurance that we will be able to maintain such insurance in amounts and with coverage that will adequately cover associated risks or that such insurance will be available in the future at premiums that can be economically justified. Lack of such insurance could expose us to substantial damages, which could have a material adverse effect upon us.

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

COMMON STOCK WHICH IS AVAILABLE FOR IMMEDIATE RESALE MAY DEPRESS OUR MARKET
PRICE.

We have filed registration statements with the Securities and Exchange Commission covering the potential resale by some of our shareholders of up to 4,165,793 shares of common stock. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.


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


ITEM 2. PROPERTIES.

We lease property in Arden Hills, Minnesota and Danvers, Massachusetts. Our Minnesota building lease expires in May 2004. The monthly lease payment is approximately $4,585. The Danvers building lease expires January 2005. The monthly lease payment is approximately $2,265. We are generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of these facilities. Our production capacity is adequate for our present needs. We believe that the property has been adequately maintained and is suitable for our business as presently conducted.


ITEM 3.  LEGAL PROCEEDINGS.
None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

RESULTS FROM APRIL 30, 2003 ANNUAL MEETING OF STOCKHOLDERS

The Company's Annual Meeting of Stockholders, held April 30, 2003, imparted results of a vote FOR Norman Dann (election of directors / class III three year term), as well as a vote FOR reorganization of the Company to change its state of incorporation from Minnesota to Delaware.

There were 8,650,916 shares of Common Stock entitled to vote at the meeting and a total of 6,733,234 shares (77.83%) were represented at the meeting.

1.   Election of Directors:

     ---------------------------- ------------------------- --------------------------
                                            FOR                     WITHHOLD
     ---------------------------- ------------------------- --------------------------
     Norman Dann                                 6,714,444                     18,790
     ---------------------------- ------------------------- --------------------------

2. To approve a reorganization of the Company to change its state of incorporation from Minnesota to Deleware.

     -------------------- --------------- ------------------ -------------------------
             FOR             AGAINST           ABSTAIN           BROKER NON-VOTE
     -------------------- --------------- ------------------ -------------------------
               5,831,561          42,000            176,818                   682,855
     -------------------- --------------- ------------------ -------------------------

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began trading in November 1995 on the Nasdaq SmallCap Market under the symbol "MDWV" The following table sets forth the high and low closing sales price for the Common Stock during each specified period as reported by the Nasdaq Stock Market, Inc.:

         FISCAL 2003                        HIGH                        LOW
         -----------                        ----                        ---
             First Quarter                 $ 2.01                     $ 0.74
             Second Quarter                  1.50                       1.00
             Third Quarter                   2.75                       0.80
             Fourth Quarter                  3.09                       1.40

         FISCAL 2002                        HIGH                        LOW
         -----------                        ----                        ---
             First Quarter                 $ 4.80                     $ 3.35
             Second Quarter                  5.00                       3.20
             Third Quarter                   3.45                       1.81
             Fourth Quarter                  2.35                       1.15

There were approximately 176 record holders of our common stock as of July 11, 2003. On July 11, 2003, the closing price for our common stock was $4.49. We have never paid a dividend on our common stock and do not intend to pay dividends in the foreseeable future.

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

On January 23, 2003, we sold an additional 1,400,000 shares of our common stock for $1.25 per share, raising $1,697,009 in net proceeds.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                               Year Ended April 30
                                                                                   (Audited)
                                               ------------------------------------------------------------------------------------
                                                      2003              2002             2001             2000             1999
                                               ------------------------------------------------------------------------------------
Revenue:
      Net Sales                                   $ 1,148,745      $   790,599      $   555,233      $   486,132        $  509,530
                                               ------------------------------------------------------------------------------------

Operating expenses:
      Cost of sales and product development           683,812          583,255          622,011          617,172           505,110
      Research and development                        520,716          673,852        1,142,685        1,122,247         1,230,072
      Sales and marketing                           1,400,356        1,597,744        1,157,149          823,373           855,153
      General and administrative                      704,308          709,506          602,564          691,771           506,621
                                               ------------------------------------------------------------------------------------
Total operating expenses                            3,309,192        3,564,357        3,524,409        3,254,563         3,096,956


                                               ------------------------------------------------------------------------------------
Operating loss                                     (2,160,447)      (2,773,758)      (2,969,176)      (2,768,431)       (2,587,426)

Other income:
      Interest income (other expense)                  26,245          117,229          116,532          215,488           367,529
      Other Income                                     ----             ----             ----             ----           1,500,000
                                               ------------------------------------------------------------------------------------
Net loss                                          $(2,134,202)     $(2,656,529)     $(2,852,644)     $(2,552,943)       $ (719,897)
                                               ====================================================================================

Net loss per share - basic and diluted            $   (0.28)       $  (0.39)        $  (0.52)        $  (0.47)          $ (0.13)
                                               ====================================================================================

Weighted average number of common and
      common equivalent shares outstanding
      - basic and diluted                           7,622,971        6,841,991        5,522,363        5,475,886         5,398,331
                                               ====================================================================================






BALANCE SHEET DATA:                       2003           2002          2001           2000           1999
Cash and cash equivalents             $2,597,649     $3,048.051    $1,116,589     $1,155,924     $1,175,756
Working capital                        2,816,124      3,243,511     1,461,596      3,007,302      3,965,613
Total assets                           3,329,307      3,799,616     2,130,790      3,766,789      6,143,492
Total shareholders' equity             2,878,974      3,316,167     1,606,547      3,499,665      5,902,956

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the Vasotrac monitor, Medwave is emerging as a technological alternative to invasive arterial blood pressure monitoring in many surgical procedures. In addition, the Vasotrac monitor is being used in situations where a conventional blood pressure cuff is simply not effective. This can occur for a number of reasons, which make the Vasotrac product an excellent alternative to a conventional blood pressure cuff. Pediatric patients, morbidly obese and frail patients are all becoming very good candidates for the Vasotrac within hospital settings. We believe that in time, sensor based blood pressure monitoring, due to its clinical flexibility, as well as improved accuracy, comfort and speed, will promote the change of the market away from the use of invasive catheters within specific patient groups, and completely eliminate the automatic blood pressure cuff found throughout many hospital settings. With the ability to interface our Vasotrac monitor into larger more comprehensive patient monitoring systems via the use of our NIA V-Line, the addition of the High Motion Tolerant
(HMT) software in areas where a high degree of motion exist, and the capability of monitoring patient groups from pediatric to the morbidly obese, the Company believes that the Vasotrac monitor is the most advanced non-invasive blood pressure measurement instrument available in the market today.

The Vasotrax Handheld monitor is an alternative product for mercury based sphygmomanometers, which are pervasive in the market today in all aspects of the healthcare spectrum. There is a desire to replace the mercury sphygmomanometers, as there are concerns about the environmental impact of a potential mercury spill, and the effects that such a spill may have on the well being of the healthcare providers. Healthcare professionals have expressed a general resistance to changing from mercury, due to good reliability, and the general in-expensive nature of these devices. We believe that products like the Vasotrax, which are small and lightweight, operate on batteries, offer more comfort, faster time to readings, digital storage capabilities, and are sensor based will change the market away from manual blood pressure cuffs, such as the mercury sphygmomanometers. In addition, the technology in the Vasotrax Handheld monitor may be attractive in a home based setting in the future. This is a market, which currently has more than 25 million people who are monitoring their own blood pressure values, as they have been diagnosed with blood pressure irregularities. There is a great deal of user error, which may occur with the self-application of a blood pressure cuff in a home setting. We believe that the technology in the Vasotrax allows us to adapt the current Vasotrax Handheld monitor into a home based, self-applicable device in the future.

The Company has also invested in developing the MJ23 OEM Module over the past few years. The purpose of this product is to incorporate blood pressure measurement into other company's devices, which may offer other physiologic monitoring parameters, therapeutic treatments, or other general monitoring functions in a variety of clinical environments. We believe that over time, as we continue to achieve success in having major institutions purchase the Vasotrac technology, that other companies will feel compelled to convert at least a portion of their blood pressure measurement products to the same functionality as is offered in the Vasotrac. There is an estimated 500,000 physiologic monitoring systems installed in hospital settings in the United States, which currently offer an automatic blood pressure cuff for measuring patients blood pressure.

The Company has intentionally designed its business plans and activities over the past few years, around a tiered approach to the market. Tier one is to enter and become a well-known alternative to both invasive catheters and automatic blood pressure cuffs in the hospital settings. In an effort to gauge the success of this strategy, the company has attempted to penetrate larger more prestigious medical centers. These are typically involved in educating the clinicians of the future, and perform clinical research to validate the usefulness of new technologies. The success of this strategy will allow the company to branch out into the smaller markets, and smaller hospitals, as they will have the endorsement and support of the larger academic medical centers. Another benefit from this initial strategy is that the company has the ability to provide exposure to a medical staff, which may move around from center to center. Therefore, positive exposure in one center may lead to activity in other centers in the future.

Tier two of the business approach is to focus on the markets, which are defined as outside the hospital. This is the pre and post hospital market. The company believes that the emergency medical market segments may prove to be a popular segment for the Company's technology. Several problems exist for caregivers in the emergency environment, such as the inability to monitor with a blood pressure cuff at times of motion, or when a patient's heart rhythm is disturbed. Field reports from users of the Company's technology have been very favorable in these situations. During the past few years, the company invested in developing an advanced motion tolerance algorithm, specifically for this environment. In addition, the Company has had good success with the Vasotrax Handheld monitor in this market segment, even though the sales channel has been focused on the hospital environment. The other area which may prove beneficial is the physician office market. Patients are living longer, and are becoming better educated about their own health care and treatment. As the use of the Company's technology becomes more pervasive, the more consumers will be exposed to the technology and its associated benefits.

The third tier of our business approach will be to use the success from tiers one and two to enter the consumer market. The Company believes that there are numerous benefits that a home-based patient will experience with our technology, such as speed to readings, accuracy and consistency, comfort and data transmission.

In 2002, The Company received the prestigious Seal of Acceptance from the Alliance of Children's Hospitals. This award is presented only to those products that are considered more efficacious than others for the treatment of children. The Alliance of Children's Hospitals is an alliance of 40 of the largest, most prestigious children's hospitals in the U.S. and Canada.

In addition, the Company was honored with Frost and Sullivan's Technology Innovation Award. This award is presented each year to the company that has demonstrated excellence in technology innovation in the market. The award recognizes the ability of the company to successfully develop and introduce a new technology, formulate a well-designed product family, and make significant product performance contributions to the industry.

The Company believes that these prestigious accomplishments, along with the increasing number of clinical studies that are being completed within a multitude of clinical settings, endorse the fact that the Company's technology is cutting a new path to standardization using non-invasive sensors while monitoring blood pressure.

RESULTS OF OPERATIONS


                                                         Year Ended April 30
                                             -------------------------------------------
                                                  2003            2002            2001
                                             -------------------------------------------
Revenue:
      Net Sales                               $ 1,148,745      $ 790,599      $ 555,233

Operating expenses:
      Cost of sales and product development       683,812        583,255        622,011
      Research and development                    520,716        673,852      1,142,685
      Sales and marketing                       1,400,356      1,597,744      1,157,149
      General and administrative                  704,308        709,506        602,564
                                             -------------------------------------------
Total operating expenses                        3,309,192      3,564,357      3,524,409


                                             -------------------------------------------
Operating loss                                 (2,160,447)    (2,773,758)    (2,969,176)

Other income:
      Interest income (other expense)              26,245        117,229        116,532
                                             -------------------------------------------
Net loss                                     $ (2,134,202)   $(2,656,529)  $ (2,852,644)
                                             ===========================================

Net loss per share - basic and diluted            $ (0.28)       $ (0.39)       $ (0.52)
                                             ===========================================

Weighted average number of common and
      common equivalent shares outstanding
      - basic and diluted                       7,622,971      6,841,991      5,522,363
                                             ===========================================



Fiscal year ended April 30, 2003 compared to fiscal years ended April 30, 2002 and April 30, 2001

Operating revenue for fiscal 2003 was $1,148,745, an increase of $358,146 or 45.3% from fiscal 2002 operating revenue of $790,599. Operating revenue for fiscal 2002 of $790,599, was an increase of $235,366 or 42.4% from fiscal year 2001 operating revenue of $555,233. The increase in operating revenue in fiscal 2003 was due to the addition of direct sales specialists and the commencement of shipping our MJ23 Modules. The increase in operating revenue from fiscal year 2001 to fiscal year 2002 was primarily due to sales from a direct sales organization and from the sale of products to international markets and the establishment of selected regional specialty dealers in the U.S.

Operating expense for fiscal 2003 was $3,309,192, a decrease of $255,165 or 7.2% from fiscal year 2002. Operating expense for fiscal 2002 was $3,564,357, an increase of $39,948 or 1.1% from fiscal year 2001 operating expense of $3,524,409. The decrease in operating expense from fiscal 2002 to fiscal 2003 was primarily due to a reduction in Research and Development expenses, as well as a change in the profile for our sales team such that it is more incentive-based. The increase in operating expense from fiscal 2001 to fiscal 2002 relates primarily to an increase in direct sales and marketing expenses, offset in part by a decrease in research and development expenses.

The cost of sales and product development for fiscal 2003 were $683,812, an increase of $100,557 or 17.2% from fiscal year 2002 cost of sales and product development expense of $583,255. This increase is attributable to the increase in product shipments and increased sales. The cost of sales and product development for fiscal 2002 were $583,255, a decrease of $38,756 or 6.2% from fiscal year 2001 cost of sales and product development expense of $622,011.

Research, development, and clinical expense for fiscal year 2003 were $520,716, a decrease of $153,136 or 22.7% from fiscal year 2002 research and development, and clinical expense of $673,852. Research, development, and clinical expense for fiscal year 2002 were $673,852, a decrease of $468,833 or 41.0% from fiscal year 2001 research and development, and clinical expense of $1,142,685. The decrease in research, development, and clinical expense for both periods is attributed to a decrease in research and development activity as we progressed from product development to focussing on sales and marketing. Specifically, the development work on the NIA V-Line interface package was completed, as well as the (HMT) High Motion Tolerant algorithms, and the validation project for monitoring pediatric patients.

Sales and marketing expense for fiscal year 2003 were $1,400,356 a decrease of $197,388 or 12.4% from fiscal year 2002 sales and marketing expense of $1,597,744. Sales and marketing expense for fiscal year 2002 were $1,597,744, an increase of $440,595 or 38.0% from fiscal year 2001 sales and marketing expense of $1,157,149. The decrease in sales and marketing expense from fiscal 2002 to fiscal 2003 relates to a decrease in marketing activity, specifically, reduced expenses associated with management of our trade show booth, as we moved this responsibility inside the company. In addition, we also had a decrease in the number of trade shows which we attended. The increase in sales and marketing expense from fiscal 2001 to fiscal 2002 relates primarily to an increase of marketing activity, such as construction of a new trade show booth, and associated cost with maintenance, and attendance at more trade shows, a new expanded web site and the addition of direct sales specialists.

General and administrative expense for fiscal year 2003 were $704,308, a decrease of $5,198 or .7% from fiscal year 2002 general and administrative expense of $709,506. General and administrative expense for fiscal year 2002 were $709,506, an increase of $106,942 or 17.7% from fiscal year 2001 general and administrative expense of $602,564. The decrease in general and administrative expenses from 2002 to 2003 was due to a decrease in salaries as a result of not hiring a new CFO offset by an increase in legal and outside contracted accounting expenses. The increase in legal expenses had to do with preparation for the annual shareholders meeting, and expenses associated with re-incorporation into the state of Delaware. The increase in general and administrative expenses from 2001 to 2002 was primarily due to an increase in monthly rent with the addition of the Danvers, MA, sales and marketing office, increased insurance costs and reliance on outside contractors for accounting services.

Interest income for fiscal year 2003 was $26,245 a decrease of $90,984 or 77.6% from fiscal year 2002 interest income of $117,229. Interest income for fiscal year 2002 was $117,229 an increase of $697 or .06% from fiscal year 2001 interest income of $116,532. The decrease in interest income in fiscal 2003 from fiscal 2002 was due to a decreased level of invested cash. The increase in interest income in fiscal 2002 from fiscal 2001 was due to a higher level of invested cash offset by decreasing interest rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, and cash equivalents were $2,597,649 and $3,048,051 at April 30, 2003 and April 30, 2002, respectively. We incurred cash expenditures of $2,115,897 for operations for the fiscal year ended April 30, 2003.

With the cash and cash equivalents we believe that sufficient liquidity is available to satisfy our working capital needs for approximately fourteen months from the end of fiscal year April 2003. We have no significant capital expenditure commitments and do not plan any significant sale of capital equipment.

Cash flows used in operations decreased to $2,115,897 in fiscal year 2003 from $2,372,700 in fiscal year 2002, a decrease of $256,803 or 10.8%. In both periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. The primary use of cash in operations for fiscal year 2001 was for increases in inventory, primarily due to our preparing for future anticipated sales as the result of our signing agreements with foreign distributors and our starting production on the Vasotrax hand-held blood pressure monitor, and for prepaid expenses primarily the result of deposit on a future inventory purchase and for prepaid insurance costs. These uses in cash were partially offset by increases in deferred income, primarily due to our contract with Nihon Kohden for OEM modules and a distribution agreement for the Japanese market, for fiscal year 2001, and increases in accounts payable, primarily from increased trade payables.

Net investing activities used $31,514 and $61,987 of cash in fiscal years 2003 and 2002, respectively, for property and equipment additions, primarily sales equipment. In 2001, net investing activities provided cash of $1,928,237, primarily due to the conversion of marketable securities into cash to be used for operations.

Financing activities provided $1,697,009 and $4,366,149 of cash in fiscal years 2003 and 2002, respectively. In fiscal year 2003, the proceeds were primarily from the January 2003 private placement of common stock. In fiscal year 2002, the proceeds were primarily from the June 2001 second round of the private placement of common stock and warrants as well as the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have followed the prescribed format and provided the additional disclosures required by SFAS No. 148 in the accompanying notes to financial statements for the year ended April 30, 2003. We must also provide the disclosures in our quarterly reports containing condensed financial statements for subsequent interim periods.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at April 30, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

                                                           PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------
                                                   TOTAL     1 YEAR OR LESS    1-3 YEARS

Operating lease commitments...........            $108,013       $82,413         $25,600
                                                 ==========     ==========     ==========

INCOME TAXES

Under our income tax policy, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carryforwards. The evaluation of the recoverability of any tax assets recorded on the balance sheet is subject to significant judgement. We have provided valuation allowances for all our deferred tax assets to date.

IMPACT OF INFLATION

Inflation has had no material effect on the Company's operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
 None


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                  Medwave, Inc.

                              Financial Statements

                       Years Ended April 30, 2003 and 2002




                                    CONTENTS

Reports of Independent Auditors........................................................................29
Reports of Independent Auditors........................................................................30

Audited Financial Statements

Balance Sheets.........................................................................................31
Statements of Operations...............................................................................33
Statement of Changes in Stockholders' Equity...........................................................34
Statements of Cash Flows...............................................................................35
Notes to Financial Statements..........................................................................36

                         Report of Independent Auditors

Board of Directors and Stockholders
Medwave, Inc.
Danvers, Massachusetts



We have audited the accompanying balance sheet of Medwave, Inc. as of April 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at April 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 BDO Seidman, LLP


Boston, Massachusetts
June 19, 2003

                         Report of Independent Auditors


The Board of Directors and Stockholders
Medwave, Inc.

We have audited the balance sheet of Medwave, Inc. as of April 30, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at April 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
June 21, 2002

                                  Medwave, Inc.

                                 Balance Sheets

                                                                                     APRIL 30
                                                                              2003              2002
                                                                     --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $2,597,649        $3,048,051
   Accounts receivable, net of allowance for doubtful accounts of
     $15,000 and $18,012 for 2003 and 2002, respectively                      294,791           283,114
   Inventories, net                                                           270,118           252,498
   Prepaid expenses                                                           103,899           143,297
                                                                     --------------------------------------
Total current assets                                                        3,266,457         3,726,960
                                                                     --------------------------------------



Property and equipment:
   Research and development equipment                                          31,535           210,633
   Office equipment                                                            76,836           100,048
   Manufacturing and engineering equipment                                    247,824           282,158
   Sales and marketing equipment                                               62,365           109,895
   Leasehold improvements                                                      31,613            31,613
                                                                     --------------------------------------
                                                                              450,173           734,347
   Accumulated depreciation and amortization                                 (387,323)         (661,691)
                                                                     --------------------------------------
   Property and equipment, net                                                 62,850            72,656

                                                                     --------------------------------------
Total assets                                                               $3,329,307        $3,799,616
                                                                     ======================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                                                                                      APRIL 30
                                                                               2003              2002
                                                                         --------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $     310,180     $     252,727
   Accrued payroll and related expenses                                        101,303            81,097
   Deferred revenue                                                             38,850           149,625
                                                                         ----------------------------------
Total current liabilities                                                      450,333           483,449
                                                                         ----------------------------------

Commitments (Notes 9, 11 and 12)

Stockholders' equity:
   Common Stock, no par value
     Authorized shares - 50,000,000
     Issued and outstanding shares - April 30, 2003--
       8,650,916 and April 30, 2002--7,250,916                              23,449,114        21,752,105
   Accumulated deficit                                                     (20,570,140)      (18,435,938)
                                                                         ----------------------------------
Total stockholders' equity                                                   2,878,974         3,316,167






                                                                         ----------------------------------
Total liabilities and stockholders' equity                                $  3,329,307      $  3,799,616
                                                                         ==================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                             Statement of Operations


                                                                 YEAR ENDED APRIL 30
                                                       2003              2002             2001
                                                 -----------------------------------------------------
Revenue:
   Net sales                                          $ 1,148,745      $   790,599       $   555,233

Operating expenses:
   Cost of sales and product development                  683,812          583,255           622,011
   Research and development                               520,716          673,852         1,142,685
   Sales and marketing                                  1,400,356        1,597,744         1,157,149
   General and administrative                             704,308          709,506           602,564
                                                 -----------------------------------------------------
Operating loss                                         (2,160,447)      (2,773,758)       (2,969,176)

Interest income                                            26,245          117,229           116,532
Other income                                                    -                -                 -
                                                 -----------------------------------------------------
Net loss                                              $(2,134,202)     $(2,656,529)      $(2,852,644)
                                                 =====================================================

Net loss per share - basic and diluted                   $(.28)            $(.39)           $(.52)
                                                 =====================================================
Weighted average number of shares
   outstanding - basic and diluted                      7,622,971        6,841,991         5,522,363
                                                 =====================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.


                  Statement of Changes in Stockholders' Equity



                                                                                ACCUMULATED
                                                        COMMON STOCK               OTHER
                                                ---------------------------    COMPREHENSIVE     ACCUMULATED
                                                   SHARES        AMOUNT            LOSS            DEFICIT         TOTAL
                                                -----------------------------------------------------------------------------
Balance at April 30, 2000                          5,499,596   $ 16,436,870     $ (10,440)      $ (12,926,765)  $ 3,499,665
Exercise of stock options                             53,328              -             -                   -             -
Private Placement of Common Stock, in March
   2001 at $6.38, net of expenses                    181,125        949,086             -                   -       949,086
Change in unrealized loss on investments                   -              -        10,440                   -        10,440
Net loss                                                   -              -             -          (2,852,644)   (2,852,644)
                                                                                                             ----------------
Comprehensive loss                                         -              -             -                   -    (2,842,204)
                                                -----------------------------------------------------------------------------
Balance at April 30, 2001                          5,734,049     17,385,956             -         (15,779,409)    1,606,547
Exercise of options                                   19,773         12,500                                          12,500
Private Placement of Common Stock, in June 2001
   at $4.25, net of expenses                       1,235,777      4,353,649             -                   -     4,353,649
Private Placement look-back provision                261,317              -             -                   -             -
Net loss                                                   -              -             -          (2,656,529)   (2,656,529)
                                                -----------------------------------------------------------------------------
Balance at April 30, 2002                          7,250,916     21,752,105             -         (18,435,938)    3,316,167
Private Placement of Common Stock, in January      1,400,000      1,697,009             -                   -     1,697,009
   2003 at $1.25, net of expenses
Net loss                                                   -              -             -          (2,134,202)   (2,134,202)
                                                =============================================================================
Balance at April 30, 2003                          8,650,916    $23,449,114  $          -        $(20,570,140)   $2,878,974
                                                =============================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  MEDWAVE, INC.


                            STATEMENTS OF CASH FLOWS




                                                        --------------------------------------------------------------
                                                                   2003                   2002               2001
                                                        --------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       $ (2,134,202)          $ (2,656,529)      $ (2,852,644)
Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                 41,320                134,282            114,456
       Loss on sale of equipment                                          -                      -                  -
       Issuance of Common Stock for consulting
       services                                                           -                      -                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                       (11,677)               (75,105)          (108,821)
          Inventories                                               (17,620)               215,134           (209,755)
          Prepaid expenses                                           39,398                 50,312           (117,013)
          Accounts payable                                           57,453                (26,160)            62,820
          Accrued payroll and related expenses                       20,206                 35,431             (5,391)
          Deferred income                                          (110,775)               (50,065)           199,690
                                                        --------------------------------------------------------------
Net cash used in operating activities                            (2,115,897)            (2,372,700)        (2,916,658)

INVESTING ACTIVITIES
Patent expenditures                                                       -                      -                  -
Purchase of investments                                                   -                      -                  -
Sales and maturity of investments                                         -                      -          2,093,439
Purchase of property and equipment                                  (31,514)               (61,987)          (165,202)
Proceeds from sale of equipment                                           -                      -                  -
                                                        --------------------------------------------------------------
Net cash provided (used) in investing activities                    (31,514)               (61,987)         1,928,237

FINANCING ACTIVITIES
Net proceeds from issuance of
    Convertible Preferred Stock                                           -                      -                  -
Net proceeds from issuance of Common Stock                        1,697,009              4,366,149            949,086
                                                        --------------------------------------------------------------
Net cash provided by financing activities                         1,697,009              4,366,149            949,086
                                                        --------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                   (450,402)             1,931,462            (39,335)
Cash and cash equivalents at beginning of period                  3,048,051              1,116,589          1,155,924
                                                        --------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 2,597,649            $ 3,048,051        $ 1,116,589
                                                        ==============================================================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003


1. BUSINESS ACTIVITY

Medwave, Inc. (the Company) is engaged exclusively in the development, manufacturing, and marketing of a proprietary, noninvasive system that monitors arterial blood pressure, and in the development of related technology and products. Utilizing the Company's proprietary technology, the VASOTRAC(R) system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held device is based upon the technology used in the Vasotrac System, and was introduced to the market in 2001 as the Vasotrax Handheld Monitor. The Company has also developed an OEM module version of the Vasotrac Monitor, which has been released for production in the spring of 2002. During fiscal year 2003, the MJ23 OEM Module accounted for approximately 21% of the Company's revenue.

The Company has a fiscal year that begins on May 1 and ends on April 30. The Company emerged from the development stage during the year ended April 30,2003. Subsequent to April 30, 2003, the board of directors approved a plan to change the fiscal year to October 1 - September 30. The reason for making this change is to align the Company's business cycles with the business cycles of its customers.

In May 2003, the shareholders voted to re-incorporate the Company into the state of Delaware.

2. MANAGEMENT'S PLANS CONCERNING CASH FLOWS AND ONGOING OPERATIONS

The Company continues to experience net losses and has an accumulated deficit in stockholders' equity of $20,570,140 through April 30, 2003. The Company believes that net proceeds from its private placements completed in June 2001 and January 2003 (see Note 4) together with achieving its operating budget for 2004 will be sufficient to fund its operations through June 30, 2004.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

                                2003              2002
                          ----------------- -----------------
Raw materials             $    193,548       $    149,615

Work-in-process                   -                40,859

Finished goods                  76,570             62,024
                          ----------------- -----------------

         Total            $    270,118      $     252,498
                          ================= =================

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

Depreciation and amortization expense related to property and equipment was $41,320, $134,282, and $114,456 for the years ended April 30, 2003, 2002 and
2001, respectively.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue upon product shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured.

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

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted EPS is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As discussed above, The Company has elected to follow APB No. 25, and related Interpretations in accounting for employee stock options and has adopted the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), relating to the fair value method of accounting for stock options.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, 2002, and 2001: risk-free interest rates of 3.96% for 2003 and rates ranging from 5.11% - 6.00% for 2002 and 2001, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.45, .57, and .56, respectively, and a weighted average expected life of the option of five years.

The weighted average fair value of options granted during the years ended April 30, 2003, 2002, and 2001 was $0.66, $1.32, and $3.49 per share, respectively.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                             APRIL 30
                                                            2003              2002               2001
                                                     ---------------------------------------------------------
   Net loss as reported                                   $(2,134,202)      $(2,656,529)       $(2,852,644)
   Add:  Stock-based employee compensation expense
     included in reported net loss                                  -                 -                  -
   Deduct:  Total stock-based employee compensation
     determined under fair value method for all
     awards                                                  (125,062)         (510,827)          (329,022)
                                                     ---------------------------------------------------------
   Pro forma net loss                                     $(2,259,264)      $(3,167,356)        $(3,182,56)
                                                     =========================================================

   Basis and diluted loss per share
     As reported                                             $(0.28)            $(0.39)            $(0.52)
     Pro forma                                               $(0.30)            $(0.46)            $(0.58)

The pro forma effect on net loss for fiscal 2003, 2002, and 2001 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $105,295, $180,678, and $85,564 for the years ended April 30, 2003, 2002, and 2001 respectively.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING

The Company classifies shipping and handling costs as costs of goods sold. Shipping costs are defined as the costs to get the finished product from the seller to the buyer. Handling costs are defined as the costs to store, move, and prepare finished goods for shipment. All amounts billed to a customer in a sale transaction are classified as revenues.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes allowance for doubtful accounts as of April 30, 2003 is adequate. However, actual write-offs may exceed the recorded allowance.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have followed the prescribed format and provided the additional disclosures required by SFAS No. 148 in the accompanying notes to financial statements for the year ended April 30, 2003. We must also provide the disclosures in our quarterly reports containing condensed financial statements for subsequent interim periods.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003


4. CAPITAL STOCK

In March 2001, the Company sold 181,125 shares of Common Stock in the first round of a private placement for $6.38 per share, resulting in net proceeds of $949,086.

The March 2001 round of the private placement contained a "look-back" provision in which the participants could receive an additional 297,555 shares for no additional consideration in the event that certain conditions exist at specified dates through July 30, 2002. In fiscal 2002, the Company issued 261,317 shares as a result of this "look-back" provision.

In June 2001, the Company sold 1,235,777 shares of its Common stock in a private placement for $4.25 per share, resulting in net proceeds of $4,353,649.

In January 2003, the Company sold 1,400,000 shares of its common stock in a private placement for $1.25 per share, resulting in net proceeds of $1,697,009.

5. COMMITMENTS

The Company leases its office, research and development, sales, and production facilities under operating leases that expire through January 2005. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company. Total rent expense under operating leases was $80,160, $69,778, and $73,849 for the years ended April 30, 2003, 2002, and 2001, respectively.

Future minimum rental payments required under leases that have remaining terms in excess of one year as of April 30, 2003 are as follows:

      2004                                                           $82,413
      2005                                                            25,600
                                                                --------------
                                                                    $108,013
                                                                ==============

6. INCOME TAXES

At April 30, 2003, the Company had net operating loss carryforwards of approximately $20 million and research and development tax credit carryforwards of approximately $600,000. These carryforwards are available to offset future taxable income expiring at various dates through 2023.

Included in the NOL is approximately $527,000 of deductions resulting from disqualifying dispositions of stock options. These deductions currently have a full valuation allowance and when realized for financial statement purposes they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as additional paid-in capital.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003


6. INCOME TAXES (CONTINUED)

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

No income taxes were paid for the years ended April 30, 2003, 2002, and 2001, respectively.

Components of deferred tax assets are as follows:


                                                                                       APRIL 30
                                                                                2003              2002
                                                                       ------------------------------------
   Net operating loss carryforwards                                         $ 7,709,000      $ 6,754,000
   Research and development credit carryforwards                                600,000          540,000
   Other                                                                         44,000          136,000
   Less valuation allowance                                                  (8,353,000)      (7,430,000)
                                                                       ------------------------------------
   Net deferred tax assets                                                  $         -      $         -
                                                                       ====================================

The Federal and state income tax benefit computed at the statutory rates is offset by the increase in the valuation allowance of the deferred tax assets.


7. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares of Common Stock currently reserved for issuance is 2,200,000 shares. A majority of the options granted have ten-year terms and vest annually over a four year term and become fully exercisable at the end of four years of continued employment.

In April 2002 the plan was amended to (a) increase the number of shares reserved for issuance under the Plan by 500,000 shares, (b) provide for discretionary grants of options to non-employee directors, and (c) extend to February 26, 2012, the term during which incentive stock options can be granted under the Plan.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



7. STOCK OPTIONS AND WARRANTS (CONTINUED)

Option activity is summarized as follows:

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                             SHARES          OPTIONS OUTSTANDING             EXERCISE
                                            AVAILABLE   -------------------------------       PRICE
                                            FOR GRANT         PLAN         NON-PLAN          PER SHARE
                                         --------------------------------------------------------------
   Balance at April 30, 2000                   108,000       1,360,000       20,000          $  4.34
     Granted                                   (75,500)         75,500            -             7.13
     Exercised                                       -         (79,000)           -             1.44
     Canceled                                  157,500        (157,500)           -             7.56
                                         ----------------------------------------------
     Balance at April 30, 2001                 190,000       1,199,000       20,000             4.28
     Reserved for issuance                     500,000               -            -              -
     Granted                                  (395,000)        395,000            -             2.72
     Exercised                                       -         (30,000)           -             1.92
     Canceled                                  475,000        (475,000)           -             3.66
                                         ----------------------------------------------
   Balance at April 30, 2002                   770,000       1,089,000       20,000             4.06
     Granted                                  (284,000)        284,000            -             0.81
     Exercised                                       -               -            -              -
     Canceled                                   90,000         (90,000)           -             6.96
                                         ==============================================
   Balance at April 30, 2003                   576,000       1,283,000       20,000          $  3.22
                                         ==============================================


The following table summarizes information about the stock options outstanding at April 30, 2003:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                     ----------------------------------------------------- --------------------------------
                                       WEIGHTED AVERAGE      WEIGHTED                         WEIGHTED
      RANGE OF           NUMBER     REMAINING CONTRACTUAL     AVERAGE          NUMBER         AVERAGE
   EXERCISE PRICE      OUTSTANDING           LIFE         EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
-------------------------------------------------------------------------- --------------------------------

     $ 0.74 - 0.98         372,000          7 years           $    .75          130,000       $    .75
       1.14 - 1.60         202,000          9 years               1.45           40,000           1.52
       2.15 - 2.25         255,000          5 years               2.24          232,500           2.25
       3.00 - 4.35         140,000          7 years               3.87           67,500           3.51
       6.75 - 7.13         257,000          7 years               6.78          192,250           6.78
       8.94 -10.00          67,000          5 years               9.50           59,500           9.57
             13.50          10,000          6 years              13.50           10,000          13.50
                     --------------------------------------                ----------------
                         1,303,000        6.8 years                             731,750
                     ======================================                ================

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



7. STOCK OPTIONS AND WARRANTS (CONTINUED)

Options outstanding expire at various dates during the period from 2004 through 2013. The number of options exercisable as of April 30, 2003, 2002, and 2001 was 731,750, 542,000, and 897,250, respectively, at weighted average exercise prices of $4.01, $5.26, and $3.15 per share, respectively.

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

In connection with the June 2001 round of the private placement, the Company issued warrants to purchase 1,334,151 shares of Common Stock at an exercise price of $4.25 per share. The warrants expire in June 2006.


8. CONTRACTS

In September 1998, the Company entered into a technical evaluation agreement with an interested party related to its blood pressure technology specifically its hand-held blood pressure device. The Company received and recognized other income of $1,500,000 when the agreement terminated with no additional agreement with the interested party.


9. SEGMENT REPORTING

The Company's business activities are aggregated into one reportable segment, given the similarities of economic characteristics between the activities and the common nature of the Company's products and customers. The total sales outside the United States account for approximately 42%, 33% and 20% of the Company's sales in fiscal years ended April 30, 2003, 2002, and 2001 respectively. Japan accounted for approximately 36% of the Company's net sales for the year ended April 30, 2003, and approximately 25% of the Company's net sales for the year ended April 30, 2002. There was no single geographic area outside the United States that accounted for more than 10% of the Company's sales during the year ended April 30, 2001.

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



10. CONCENTRATIONS

CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company has cash on deposit with a bank, which exceeds federally insured limits by approximately $2,536,000 as of April 30, 2003. The Company has not experienced any losses in such accounts, and management believes they are not exposed to any significant credit risk on cash.

SIGNIFICANT CUSTOMERS

During the year ended April 30, 2003, one customer accounted for approximately 36% of net sales. The accounts receivable related to this customer amounted to 20% of the total accounts receivable balance as of April 30, 2003. During the year ended April 30, 2002, one customer accounted for approximately 24% of net sales. The accounts receivable related to this customer amounted to 33% of the total accounts receivable balance as of April 30, 2002. There were no significant customers for the year ended April 30, 2001.


11. VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of the Company's valuation and qualifying account activity:

                                                 BALANCE AT       CHARGED TO COSTS        CREDIT          BALANCE
                                                BEGINNING OF        AND EXPENSES         ACCOUNTS          END OF
                                                   PERIOD                               RECEIVABLE         PERIOD
                                              ----------------- --------------------- ---------------- ---------------
Allowance for doubtful accounts
receivable - Trade for the year ended:
  April 30, 2003                                     $18,013               $5,519           $8,532          $15,000
  April 30, 2002                                      13,203               12,000            7,190           18,013
  April 30, 2001                                      13,203                    -                -           13,203


                                                 BALANCE AT       CHARGED TO                        BALANCE
                                                BEGINNING OF      COSTS AND        CREDITS TO       END OF
                                                   PERIOD          EXPENSES        INVENTORY        PERIOD
Reserve for inventories for the year ended:
  April 30, 2003                                     $25,000          $ -              $ -          $25,000
  April 30, 2002                                      33,974            -            8,974           25,000
  April 30, 2001                                      33,974            -                -           33,974

                                  Medwave, Inc.

                          Notes to Financial Statements

                                 April 30, 2003



12. PENSION PLAN

The Company adopted a simplified employee pension plan that covers all eligible employees. The plan states, among other things, that the Company will match up to the first three percent of the employee's salary contribution. For the year ended April 30, 2003 and 2002 pension expense was $7,282 and $12,446, respectively.


13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST         SECOND          THIRD            FOURTH
                   2003                          QUARTER        QUARTER         QUARTER         QUARTER
-----------------------------------------------------------------------------------------------------------

Net sales                                         209,615        301,577         277,088         360,465
Operating loss                                   (617,758)      (601,406)       (494,643)       (446,640)
Net loss                                         (608,885)      (594,108)       (490,501)       (440,708)
Basic and diluted net loss per share               (.08)          (.08)           (.07)           (.05)


                   2002
--------------------------------------------

Net sales                                      $  172,891     $  124,949        $191,866        $300,893
Operating loss                                   (702,875)      (745,487)       (657,934)       (667,462)
Net loss                                         (665,064)      (697,647)       (638,886)       (654,932)
Basic and diluted net loss per share                (.10)          (.10)           (.09)           (.10)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As discussed more fully in the current report on Form 8K/A filed with the Securities and Exchange Commission on May 27, 2003, the Company has informed and dismissed Ernst & Young LLP and engaged BDO Seidman, LLP as independent public accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of June 30, 2003. A summary of the background and experience of each of these individuals is set forth after the table.

The directors and executive officer of the Company are:


             Name                 Age                  Position
-------------------------------- ------- -------------------------------------
William D. Corneliuson(1,2)        59    Chairman and Director
Norm Dann(1,2)                     75    Director
Frank A. Katrow(2)                 44    Director
John L. Miclot(1)                  44    Director
Timothy J. O'Malley                41    President, Chief Executive Officer,
                                         and Director, Secretary

-----------------
(1)-Member of the Compensation Committee
(2)-Member of the Audi Committee

Members of the Board of Directors are divided into classes. Upon their initial election, the Class I directors held office for a term that expired at the 2003 Annual Meeting of Shareholders, which was held on April 30, 2003. The Class II directors will hold office for a term expiring at the 2004 Annual Meeting of shareholders. Tim O'Malley and Bill Corneliuson are presently Class II directors. The Class III directors will hold office for a term expiring at the 2005 Annual Meeting of shareholders. Frank Katarow and John Miclot are presently Class III directors. Commencing with the 2003 Annual Meeting of shareholders, the shareholders will elect only one class of directors each year, with directors of such class so elected to hold office for a term expiring at the third Annual Meeting of Shareholders following their election. During the Annual Meeting of Shareholders, held April 30, 2003, the shareholders re-elected Norman Dann as a director, serving a new three year term. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers. The Board of Directors has an Audit Committee, which (i) reviews the Company's annual financial statements, (ii) makes recommendations regarding the Company's independent auditors and scope of auditor services, (iii) reviews the adequacy of accounting and audit policies, compliance assurance procedures and internal controls, (iv) reviews non-audit service performed by auditors to maintain auditors' independence, and (v) reports to the Board on the adequacy of disclosures and adherence to accounting principles. The Board of Directors also has formed a Compensation Committee, which (i) reviews compensation philosophy and major compensation benefits for executives, (ii) administers the Company's Stock Option Plan, and (iii) approves executive officers' compensation.


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

FRANK A. KATAROW, a Director of the Company since 2002, has been President and Chief Operating Officer of BCI, Inc., a designer, manufacturer and distributor of patient monitoring equipment, since November 1993. Mr. Katarow has been employed by BCI since October 1980 serving in various capacities, including Executive Vice President from January 1993 to November 1993, Senior Vice President and General Manager from March 1992 to January 1993, and Vice President of Operations from June 1990 to March 1992. In addition, Mr. Katarow is the President of SurgiVet, Inc. the wholly owned veterinary division of BCI, Inc. BCI, then a public company, was successfully sold to Smiths Group, plc., in 1999, a public company traded on London exchange.

JOHN L. MICLOT, a director of the Company since 2002, joined Respironics in 1998 as Group - Vice President Sleep Disorders. He was quickly promoted to Senior Vice President, Sales, Marketing and Manufacturing, and in 1999 was promoted to President, Homecare Division, prior to his most current position as Chief Strategic Officer. Miclot began his career at DeRoyal Industries, a medical device company based in Tennessee, as a Sales Territory Manager in Minnesota. In 1984 he joined the Edward's Critical Care Division of Baxter Healthcare as a Territory Manager in Minnesota. Miclot became a Product Manager in 1985 for Baxter's pulmonary artery catheter product line and moved to Southern California. He advanced to positions with increasing responsibility including Senior Product Manager, Electronics followed by Marketing Manager, Catheters before leaving the company in 1988 to join the Ohmeda Division of BOC Healthcare as Director of Marketing, Medical Device Division. In this position he directed research and development investments and developed annual operating plans and global strategic plans. Miclot was appointed Director of International Marketing and Service in 1992 and assumed the position of Vice President of International in 1993. He was responsible for supporting international sales for all divisions, the development of distribution channels, and establishing a global sales, marketing, and service network in all major international markets. In 1994 Miclot joined Medex Inc., a medical device company specializing in cardiovascular pressure monitoring, as Vice President of Marketing. He was responsible for leading the integration of two acquisitions, strategic planning and the reorganization of the sales and marketing structure. In 1995 Miclot took a position with Healthdyne, Inc. as Senior Vice President, Sales and Marketing. He directed the company's worldwide sales and marketing initiatives including strategic planning, sales management, operating plan implementation, and prioritization of product development activities. Miclot earned a bachelor of business administration degree in Marketing from the University of Iowa. He is currently a member of the Young Presidents Organization.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending April 30, 2003, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned by or awarded to Timothy J. O'Malley, the President and Chief Executive Officer, during the Company's last three fiscal years ended April 30, 2003, 2002 and 2001. No other executive officer of the Company received total salary and bonus compensation in excess of $100,000 for the fiscal year ended 2003.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                             Compensation
                                             Annual Compensation          ------------------
                                       --------------------------------       Securities              All Other
    Name and Principal Position        Year     Salary        Bonus       Underlying Options        Compensation
                                                                            (# of shares)(1)
------------------------------------- ------- ----------- -------------- ---------------------- -------------------
Timothy J. O'Malley                    2003    $225,000        ----              ----                   ----
President and Chief Executive          2002     219,375        ----             185,000                 ----
Officer                                2001     180,000        ----              ----                   ----

----------
(1) Number of shares of Common Stock subject to options that were granted during the year.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options were granted during fiscal year 2003 to the executive officer named in the above Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning each exercise of stock options during the year ended April 30, 2003 by the executive officer named in the above Summary Compensation Table and the aggregated fiscal year-end value of the unexercised options of such executive officer.

                                                             Number of Unexercised            Value of Unexercised
                                                             Securities Underlying       In-the-Money Options at Fiscal
                                                        Options at Fiscal Year-End (#)           Year- End ($)(1)
                                                        -------------------------------- ------------------------------
                               Shares         Value
                            Acquired on   Realized ($)   Exercisable     Unexercisable    Exercisable    Unexercisable
          Name              Exercise (#)
-------------------------- -------------- ------------- --------------- ---------------- -------------- ---------------
Timothy J.  O'Malley           - 0 -         $ - 0 -       215,000          195,000           ---             ----

----------
(1) Based on the differences between the closing price of the Company's Common Stock at fiscal year-end and the option exercise price, no options granted to Mr. O'Malley were in the money at fiscal year end.

COMPENSATION OF DIRECTORS

Directors are not currently paid fees for attending meetings. Under the Company's Stock Option Plan, each non-employee director receives an option to purchase 30,000 shares of Common Stock upon his initial election to the Board. Pursuant to such provision, in August 1995 Mr. Dann received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $3.00 per share; in May 1999 Mr. Corneliuson received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $8.94 and in May 2002, a non-qualified option to purchase 10,000 shares at $1.28 per share. In February 2002, Mr. Katarow and Mr. Miclot each received a non-qualified option to purchase 30,000 shares of Common Stock at an exercise price of $1.60. Each such option is for a term of ten years and vests over a four-year period. In addition, after three years of service each non-employee director receives a ten-year non-qualified option for 10,000 shares, vesting after one year, each year he or she continues to serve as a director. Mr. Dann received an option for 10,000 shares in November 1998 at an exercise price of $13.50, an option for 10,000 shares in November 1999 at an exercise price of $6.75, an option for 10,000 shares in November 2000 at an exercise price of $7.125, an option for 10,000 shares in November 2001 at an exercise price $3.07, and an option for 10,000 shares in November 2002 at an exercise price of $.80.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of Common Stock of the Company on June 26, 2003, by each of the executive officers named in the Summary Compensation Table set forth in Item 11, by each director, by all directors and current executive officers as a group and by all persons known by us to be beneficial owners of more than 5% of the Company's common stock. Except as otherwise indicated, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated.


Name and Address                             Shares Beneficially     Percent of
                                                  Owned(1)           Ownership
------------------------------------------- ---------------------- ---------------

Deephaven Private Placement                        529,776              6.1%
c/o Jim Korn
130 Cheshire Lane
Suite 102
Minnetonka, MN 55305

Heartland Value Fund                               800,000              9.2%
c/o Heartland Advisors
789 North Water Street
Milwaukee, WI 53202

William D. Corneliuson                           793,400(2)             9.2%
777 East Wisconsin Avenue
Suite 3020
Milwaukee, WI 53202

David B. Johnson                                 646,037(8)             7.5%
Miller Johnson Steichen Kinnard
1400 Kinnard
Financial Center
920 2nd Avenue South
Minneapolis, MN 55402

Name and Address                             Shares Beneficially     Percent of
                                                  Owned(1)           Ownership
------------------------------------------- ---------------------- ---------------

Aaron Boxer Revocable Trust                      524,539(9)             6.1%
Aaron Boxer, Trustee
7287 Sidonig Court
Boca Raton, FL  33433

G. Kent Archibald                                502,377(10)            5.8%
15 Evergreen Lane
North Oaks, MN  55127

Norman Dann                                       80,000(3)              *

Frank Katarow                                     7,500(4)               *

John Miclot                                       7,500(5)               *

Tim O'Malley                                     246,950(6)             2.9%

All Current Executive Officers and             1,135,350(7)            13.1%
Directors as a Group (5 persons)

----------
 *   Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of June 26, 2003, or within 60 days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) Includes options to purchase 82,500 shares of common stock which are exercisable as of June 26, 2003, or will become exercisable within 60 days of such date. Also includes 225,100 shares held by Duchess Limited Partnership, an entity in which Mr. Corneliuson holds a pecuniary interest.

(3) Includes options and warrants to purchase 70,000 shares of common stock which are exercisable as of June 26, 2003, or will become exercisable within 60 days of such date.

(4) Includes an option to purchase 7,500 shares of common stock which is exercisable as of June 26, 2003, or will become exercisable within 60 days of such date.

(5) Includes an option to purchase 7,500 shares of common stock which is exercisable as of June 26, 2003, or will become exercisable within 60 days of such date.

(6) Includes options to purchase 237,500 shares of common stock which are exercisable as of June 26, 2003, or will become exercisable within 60 days of such date.

(7) Includes 405,000 shares, which may be purchased upon exercise of options and warrants which are exercisable as of June 26, 2003, or will become exercisable within 60 days of such date.

(8) Includes 91,797 shares and 30,000 units (consisting of 30,000 shares and warrants to purchase 30,000 shares) owned by David B. Johnson; 269,840 shares owned by Betty L. Johnson, wife of David B. Johnson; 7,800, 8,000, and 4,600 shares owned respectively by each Todd, Molly, and Joel Johnson, children of David B. Johnson; and 214,000 shares and 20,000 units (consisting of 20,000 shares and warrants to purchase 20,000 shares) owned by a foundation controlled by David B. Johnson.

(9) Based on information set forth in a Schedule 13G/A filed under the Exchange Act on February 14, 2003.

(10) Based on information set forth in a Schedule 13G/A filed under the Exchange Act on February 7, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None


ITEM 14.  CONTROLS AND PROCEDURES

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

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal year covered by this report or from the end of the reporting period to the date of this Form 10-K.




                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         See Part II, Item 8.

(a)(2)   Exhibits

         See Exhibit Index on page following Certifications for Sarbanes - Oxley Act of 2002 (which follow the signature page).

(a)(3)   Financial Statement Schedules

         None

(b)      Reports on Form 8-K

         Form 8-K filed May 21, 2003 regarding change in public accountants. Form 8-K filed May 27, 2003 regarding change in public accountants. Form 8-K filed May 30, 2003 regarding change in fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEDWAVE, INC.

Date: July 25, 2002                            By   /s/ Tim O'Malley
                                                  ------------------------------
                                                  Timothy J. O'Malley, President
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                             Date

/s/ Tim O'Malley                         President, CEO, and Director                      July 25, 2003
---------------------------------------- (principal executive officer)
Timothy J. O'Malley


/s/ William D. Corneliuson               Director                                          July 25, 2003
----------------------------------------
William D. Corneliuson


/s/ Norman Dann                          Director                                          July 25, 2003
----------------------------------------
Norman  Dann

/s/ Frank A. Katarow                     Director                                          July 25, 2003
----------------------------------------
Frank A. Katarow


/s/ John L. Miclot                       Director                                          July 25, 2003
----------------------------------------
John L. Miclot

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Timothy J. O'Malley, President and Chief Executive Officer, certify that:

     1. I, (the "Registrant"), have reviewed this annual report on Form 10-K of Medwave, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    July 25, 2003                         By: /s/ Timothy J. O'Malley
                                                   ----------------------------
                                                   President and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer and Principal
                                                   Financial Officer)

                                  MEDWAVE, INC.
                                  EXHIBIT INDEX
                                       TO
                 FORM 10-K FOR FISCAL YEAR ENDED APRIL 30, 2003


Exhibit
Number       Description
-------      -----------
3.1          Amended and Restated Articles of Incorporation - incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement
             on Form SB-2, Reg. No. 33-96878C*

3.2 Amendment of Articles of Incorporation - incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form
             S-3, Reg. No. 333-103477*

3.3          Amended and Restated Bylaws - incorporated by reference to Exhibit
             3.4 to the Registrant's Registration Statement on Form SB-2, Reg.
             No. 33-96878C*

3.4 Amendments to Bylaws - incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, Reg. No.
             333-103477*

10.1         Amended and Restated Medwave Stock Option Plan (as amended through
             August 4, 1998 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             October 31, 1998)*

10.2         Forms of Incentive and Nonstatutory Stock Option Agreements under
             Amended and Restated Stock Option Plan - incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on From 10-KSB for the fiscal year ended April 30, 1996*

10.4         Letter agreement of employment with Timothy O'Malley dated
             September 9, 1999 and amendment dated September 16, 1999 - incorporated by reference to Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended October 31,
             1999*

10.5 Critical Care Concepts Distributor Agreement - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
             10-Q for the quarter ended January 31, 2000*

10.6         Agreement of Lease extension dated November 30, 1999 between the
             Company and AMB Property, L.P. - incorporated by reference to
             Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.* Agreement of Lease extension dated March 21, 2002, between the Company and AMB Property, L.P.

10.7         Agreement of Lease dated December 20, 2001 between the Company and
             Hawthorne North Realty Trust.

10.8 2002 Amended and Restated Stock Option Plan (amendment No. 2, as amended through February 26, 2002).

10.9         The Agreement and Plan of Merger by and between Medwave, Inc., a
             Minnesota Corporation and Medwave, Inc., a Delaware Corporation dated as of April 30, 2003.

10.10 Supply Agreement entered into September 14, 2000 by and between the Registrant and Nihon Kohden Corporation.

23.1         Consent of Ernst & Young, LLP

23.2         Consent of BDO Seidman, LLP

99.1         Certification pursuant to 18 U.S.C. Section 1350

------------

* Incorporated by reference to a previously filed report or document, SEC File No. 0-28010 unless otherwise indicated