Form 10-Q
period 2003-07-31
MEDWAVE INC
filed 2003-09-12
CIK 876043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2003; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:            0-28010

MEDWAVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1493458
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

435 Newbury Street
Danvers, MA 01923

(Address of principal executive offices,
zip code)

(978) 762-8999

(Registrant’s telephone number, including
area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of September 10, 2003, the issuer had 8,679,666 shares of Common Stock outstanding.

Medwave, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.                                                   Financial Statements

Medwave, Inc.

Balance Sheets

	July 31, 2003	April 30, 2003
	(unaudited)	(see note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,951,972	$2,597,649
Accounts receivable, net	335,619	294,791
Inventories, net	416,148	270,118
Prepaid expenses	72,423	103,899
Total current assets	2,776,162	3,266,457

Property and equipment:
Research and development equipment	31,535	31,535
Office equipment	76,836	76,836
Manufacturing and engineering equipment	247,824	247,824
Sales and marketing equipment	62,365	62,365
Leasehold improvements	31,613	31,613
	450,173	450,173
Accumulated depreciation and amortization	(394,168)	(387,323)
Property and equipment, net	56,005	62,850

Total assets	$2,832,167	$3,329,307

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$215,119	$310,180
Accrued expenses	66,699	101,303
Deferred revenue	37,419	38,850
Total current liabilities	319,237	450,333

Stockholders’ equity:
Common Stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares -	23,464,401	23,449,114
April 30, 2003 - 8,650,916
July 31, 2003 - 8,659,666
Accumulated deficit	(20,951,471)	(20,570,140)
Total stockholders’ equity	2,512,930	2,878,974

Total liabilities and stockholders’ equity	$2,832,167	$3,329,307

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.

Statements of Operations

(Unaudited)

	Three months ended July 31,
	2003	2002
Revenue:
Net Sales	$365,015	$209,615

Operating expenses:
Cost of sales and product development	154,561	160,880
Research and development	85,872	138,164
Sales and marketing	324,039	388,258
General and administrative	185,969	140,071
Operating loss	(385,426)	(617,758)

Other income:
Interest income	4,095	8,873
Net loss	$(381,331)	$(608,885)

Net loss per share - Basic and diluted	$(0.04)	$(0.08)
Weighted average number of shares outstanding - basic and diluted	8,653,076	7,250,916

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended July 31,
	2003	2002

Operating activities
Net loss	$(381,331)	$(608,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,845	12,944
Changes in operating assets and liabilities:
Accounts receivable	(40,828)	47,553
Inventories	(146,030)	12,535
Prepaid expenses	31,476	67,988
Accounts payable	(95,061)	(54,388)
Accrued expenses	(34,604)	(37,939)
Deferred revenue	(1,431)	2,719
Net cash used in operating activities	(660,964)	(557,473)

Financing activities
Proceeds from issuance of common stock	15,287	—
Cash provided by financing activities	15,287	—

Decrease in cash and cash equivalents	(645,677)	(557,473)
Cash and cash equivalents at beginning of period	2,597,649	3,048,051
Cash and cash equivalents at end of period	$1,951,972	$2,490,578

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.

Notes To Unaudited Financial Statements

July 31, 2003

1.               Basis of Presentation

The accompanying unaudited condensed financial statements of Medwave, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“United States ”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K, for the year ended April 30, 2003.

In May of 2003, the board of directors approved a change in the fiscal year from May 1- April 30, to October 1- September 30. In addition, on August 1, 2003, the Company completed a reorganization in which the Company’s state of incorporation was changed from Minnesota to Delaware.

2.               Stockholders’ Equity

A summary of changes in stockholders’ equity for the three months ended July 31, 2003 is as follows:

	Common Stock		Accumulated Deficit	Total
	Shares	Amount

Balance at April 30, 2003	8,650,916	23,449,114	(20,570,140)	2,878,974
Exercise of Stock Options	8,750	15,287	—	15,287
Net Loss	—	—	(381,331)	(381,331)
Balance at July 31, 2003	8,659,666	$23,464,401	$(20,951,471)	2,512,930

3.               Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS 150 will have a material effect on the Company’s operations, financial position or cash flows.

4.               Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,408,700 as of July 31, 2003.

5.               Subsequent Event

In August of 2003, the Company completed its reincorporation into the State of Delaware. All assets and liabilities of the Company as originally organized in the state of Minnesota have been assumed by the newly formed Delaware Corporation. Each share of common stock issued and outstanding immediately prior to the re-incorporation shall be converted into one share of common stock of the newly formed corporation. The company’s name will remain Medwave, Inc.

ITEM 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain” “forward-looking” information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered “forward-looking statements” and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results.  The following factors, among others, as well as factors discussed in the Company’s other filings with the SEC, have affected and, in the future, could affect the Company’s actual results:  resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company’s products, the Company’s success in creating effective distribution channels for its products, the Company’s ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the periods ended July 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements and other financial information included in our April 30, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

General

Medwave currently employs twenty-two (22) employees, three of whom are part time.  Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

Blood pressure or, more precisely, arterial pressure, is the pressure that the blood exerts against the interior of the arterial walls. The level of the pressure depends upon the strength of the heart’s contraction, the volume of blood in the circulatory system, the elasticity of the arteries, and the degree of capillary constriction impeding circulation. During the heart’s relaxation phase, (the diastole), blood pressure falls. When the heart muscle contracts, (the systole), blood pressure rises.  Clinically, blood pressure is commonly reported as three different values.  Systolic and diastolic pressures are the maximum and minimum pressures during a single cardiac cycle, respectively. Systolic pressure is also often referred to as contracting pressure, when the heart muscle is contracting and pumping blood through the blood vessels of the body. Diastolic pressure is also often referred to as the resting or relaxation pressure of the heart muscle.  Mean pressure is the average pressure during the cardiac cycle.

Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body’s cardiovascular system.  Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age.  Even in healthy bodies, blood pressure normally fluctuates during the day.  For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases.  All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure.  Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients’ conditions and rapidity with which their conditions can deteriorate.  Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient’s own home environment. It is estimated that approximately 25 million people in the United States are measuring their personal blood pressure each day.

Recently, Medwave signed an agreement with Novation, the leading supply chain management company in healthcare, to offer our sensor-based blood pressure measurement solutions to the more than 2,300 health care organizations that purchase supplies through Novation. The one-year contract covers our Vasotrac and Vasotrax technology.

In 2002, Medwave received the prestigious Seal of Acceptance from the Alliance of Children’s Hospitals. This award is presented only to those products that are considered more efficacious than others for the treatment of children. The Alliance of Children’s Hospitals is an alliance of 40 of the largest, most prestigious children’s hospitals in the U.S. and Canada. In addition, Medwave was honored with Frost and Sullivan’s Technology Innovation Award. This award is presented each year to the companies that have demonstrated excellence in technology innovation in the market. The award recognizes the ability of a company to successfully develop and introduce a new technology, formulate a well-designed product family, and make significant product performance contributions to the industry.

Critical Accounting Policies and Estimates

Medwave’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies for Medwave include revenue recognition, stock-based compensation, impairment of long-lived assets, and allowance for doubtful accounts.

Revenue Recognition

The Company recognizes revenue upon product shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003 and 2002: risk-free interest rates of 3.98% and 4.65% for the periods ending July 31, 2003 and 2002, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 1.60 and .64, respectively, and a weighted average expected life of the option of five years.

The Company granted 500,500 and 242,000 options during the periods ended July 31, 2003 and 2002 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	July 31
	2003	2002
Net loss as reported	$(381,331)	$(608,885)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards	(129,721)	(115,491)
Pro forma net loss	$(511,052)	$(724,376)

Basis and diluted loss per share
As reported	$(0.04)	$(0.08)
Pro forma	$(0.06)	$(0.10)

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of July 31, 2003 is adequate. However, actual write-offs may exceed the recorded allowance.

Results of Operations

The results of operations compares the three months ended July 31, 2003 and 2002.  The analysis of liquidity and capital resources compares July 31, 2003 to April 30, 2003.

Operating revenue was $365,000 and $209,600 for the quarters ended July 31, 2003 and 2002, respectively, an increase of 74%. The operating revenue increase was attributed to the increase of direct sales employees. In addition, we shipped and generated sales from our MJ23 OEM Module. Also, during the quarter ended July 31, 2003, we received one large order from our distributor representing Kuwait and other Gulf Cooperative Countries. This order was for 30 Vasotrac monitors and several Vasotrax hand-held monitors sold to the Kuwait Ministry of Health.

Cost of sales and product development was  $154,600 and $160,900 for the quarters ended July 31, 2003 and 2002, respectively, a decrease of 4%. This decrease is primarily due to a different product mix and more efficient inventory management.

The Company incurred $85,900 and $138,200 for research and development expenses for the quarters ended July 31, 2003 and 2002 respectively, a decrease of 38%. The decrease continues to reflect the shift in focus from research and development to sales and marketing, resulting in a decrease for the need of outside consulting services, which had cost the Company approximately $70,000 for the quarter ending July 31, 2002.

The Company incurred $324,000 and $388,300 for sales and marketing expenses for the quarter ended July 31, 2003 and 2002, respectively, a decrease of 17%. The decrease was a result of hiring sales professionals who have a lower fixed and higher variable cost. Travel expenses decreased by approximately $40,000, and tradeshow expenses decreased by approximately $10,000 due to attending fewer but more prominent shows.

The Company incurred $186,000 and $140,100 for general and administrative expenses for the quarter ended July 31, 2003 and 2002, respectively, an increase of 33%. The increase in general and administrative expenses was attributable to an increase in legal costs associated with activity surrounding our re-incorporation into Delaware, as well as increasing the number of administrative employees.

Interest income was $4,100 and $8,900 for the quarter ended July 31, 2003 and 2002, respectively. The decrease reflects the reduction in cash, and cash equivalents balances and declining interest rates.

Liquidity and Capital Resources

The Company’s cash, and cash equivalents were $1,951,972 and $2,597,649 at July 31, 2003 and April 30, 2003, respectively reflecting the continued investment in sales and marketing.

With the cash and cash equivalents, the Company believes that sufficient liquidity is available to satisfy its working capital needs for approximately twelve months from July 31, 2003.  As of the date of this report, the Company has no significant capital expenditure commitments.

Cash flows used in operations increased to $661,000 for the quarter ended July 31, 2003 from $557,500 for the quarter ended July 31, 2002, an increase of $103,500.  In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation. The use of cash in operations for the quarter ended July 31, 2003 included an increase in inventory and a decrease in accounts payable. The use of cash in operations for the quarter ended July 31, 2002 included decreases in accounts payable and prepaid expenses.

Financing activities provided $15,287 from the exercise of stock options for the quarter ended July 31, 2003, and nothing for the quarter ended July 31, 2002.

Contractual Obligations

The following summarizes our contractual obligations at July 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS

Operating lease commitments	$67,925	$53,915	$14,010

ITEM 3.                                                     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                                                   Controls and Procedures

Based upon an evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s President and Chief Executive Officer has concluded that the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective as of July 31, 2003.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                                                     Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.                                                     Other Information

Not applicable.

ITEM 6.                                                     Exhibits And Reports On Form 8-K

(A)                              EXHIBITS:

Exhibit Number	Description
31.1	Certification of the principal executive officer and principal financial officer, pursuant to rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(B)                                REPORTS ON FORM 8K:

(1)                Form 8-K were filed on May 21, 2003 relating to change in the Company’s independent accountant.

(2)                Form 8-K/A filed on May 27, 2003 relating to a change in the Company’s independent accountant.

(3)                Form 8-K filed on May 30, 2003 relating to a change in the Company’s fiscal year end.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2003	Medwave, Inc.

	By:	/s/ Timothy J. O’Malley
Timothy J. O’Malley
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)