Form 10-QT
period 2003-09-30
MEDWAVE INC
filed 2003-11-14
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from May 1, 2003 to September 30, 2003


Commission File Number: 0-28010


                                  MEDWAVE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          41-1493458
 (State or other jurisdiction of                            (IRS employer
 incorporation or organization)                         identification number)

                               435 Newbury Street
                                Danvers, MA 01923
                    (Address of principal executive offices,
                                    zip code)

                                 (978) 762-8999
                    (Registrant's telephone number, including
                                   area code)


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

Yes [  ]   No [X]

As of November 7, 2003, the issuer had 8,764,666 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements                                                                   2

                  Balance Sheets - April 30, 2003 and September 30, 2003                         2

                  Statements of Operations - Five Months Ended September 30, 2003                3
                     and 2002

                  Statements of Cash Flows - Five Months Ended September 30, 2003                4
                     and 2002

                  Notes to Unaudited Financial Statements                                        5

  Item 2. Management's Discussion and Analysis of Financial Condition                            6
                     and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                            10

  Item 4. Controls and Procedures                                                               10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                                     11

  Item 2. Changes in Securities And Use Of Proceeds                                             11

  Item 3. Defaults Upon Senior Securities                                                       11

  Item 4. Submission of Matters To A Vote of Security Holders                                   11

  Item 5. Other Information                                                                     11

  Item 6. Exhibits and Reports on Form 8-K                                                      11

Signatures                                                                                      12

Exhibits                                                                                     13-14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Medwave, Inc.

                                 Balance Sheets


                                                              SEPTEMBER 30        APRIL 30,
                                                                 2003               2003
                                                              ------------      ------------
                                                              (unaudited)       (see note 1)
ASSETS
Current assets:
      Cash and cash equivalents                               $  1,694,648      $  2,597,649
      Accounts receivable, net                                     232,676           294,791
      Inventories, net                                             404,306           270,118
      Prepaid expenses                                              54,016           103,899
                                                              ------------      ------------
Total current assets                                             2,385,646         3,266,457
                                                              ------------      ------------

Property and equipment:
      Research and development equipment                            31,535            31,535
      Office equipment                                              76,836            76,836
      Manufacturing and engineering equipment                      247,824           247,824
      Sales and marketing equipment                                 62,365            62,365
      Leasehold improvements                                        31,613            31,613
      Demonstration equipment                                       25,302                --
                                                              ------------      ------------
                                                                   475,475           450,173
      Accumulated depreciation and amortization                   (398,715)         (387,323)
                                                              ------------      ------------
      Property and equipment, net                                   76,760            62,850
                                                              ------------      ------------
Total assets                                                  $  2,462,406      $  3,329,307
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
      Accounts payable                                        $    380,380      $    310,180
      Accrued expenses                                              66,794           101,303
      Deferred revenue                                              38,085            38,850
                                                              ------------      ------------
Total current liabilities                                          485,259           450,333
                                                              ------------      ------------
Stockholders' equity:
      Common stock, no par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares -                23,528,151        23,449,114
                   April 30, 2003 - 8,650,916
                   September 30, 2003 - 8,744,666
      Accumulated deficit                                      (21,551,004)      (20,570,140)
                                                              ------------      ------------
Total stockholders' equity                                       1,977,147         2,878,974
                                                              ------------      ------------
Total liabilities and stockholders' equity                    $  2,462,406      $  3,329,307
                                                              ============      ============


The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Operations
                                   (Unaudited)


                                               Five months ended September 30,
                                               -------------------------------
                                                    2003             2002
                                                -----------       -----------
Revenue:
      Net sales                                 $   436,692      $   274,062

Operating expenses:
      Cost of sales and product development         251,479          217,220
      Research and development                      156,798          253,208
      Sales and marketing                           586,107          604,782
      General and administrative                    429,049          234,758
                                                -----------      -----------
Operating loss                                     (986,741)      (1,035,906)

Other income:
      Interest income                                 5,877           13,905
                                                -----------      -----------
Net loss                                        $  (980,864)     $(1,022,001)
                                                ===========      ===========
Net loss per share - Basic and diluted          $     (0.11)     $     (0.14)
                                                ===========      ===========
Weighted average number of shares
      outstanding - basic and diluted             8,662,926        7,250,916
                                                ===========      ===========

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                               Five months ended September 30,
                                                                               -------------------------------
                                                                                   2003              2002
                                                                                -----------      -----------
OPERATING ACTIVITIES
Net loss                                                                        $  (980,864)     $(1,022,001)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  11,392           21,412
      Changes in operating assets and liabilities:
         Accounts receivable                                                         62,115          181,959
         Inventories                                                               (134,188)         (11,719)
         Prepaid expenses                                                            49,883           88,110
         Accounts payable                                                            70,200          (46,683)
         Accrued expenses                                                           (34,509)         (38,874)
         Deferred revenue                                                              (765)           1,531
                                                                                -----------      -----------
Net cash used in operating activities                                              (956,736)        (826,265)

INVESTING ACTIVITIES

Purchase of property and equipment                                                  (25,302)          (1,935)
                                                                                -----------      -----------
Net cash used in investing activities                                               (25,302)          (1,935)
                                                                                -----------      -----------

FINANCING ACTIVITIES

Proceeds from issuance of common stock                                               79,037               --
                                                                                -----------      -----------
Cash provided by financing activities                                                79,037               --
                                                                                -----------      -----------

Decrease in cash and cash equivalents                                              (903,001)        (828,200)
Cash and cash equivalents at beginning of period                                  2,597,649        3,048,051
                                                                                -----------      -----------
Cash and cash equivalents at end of period                                      $ 1,694,648      $ 2,219,851
                                                                                ===========      ===========


The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                     Notes To Unaudited Financial Statements

                               September 30, 2003

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Medwave, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("United States") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K, for the year ended April 30, 2003.

         In May of 2003, the board of directors changed the Company's fiscal year from May 1-April 30 to October 1-September 30. In addition, on August 1, 2003, the Company completed a reorganization in which the Company's state of incorporation was changed from Minnesota to Delaware.

2.       STOCKHOLDERS' EQUITY

         A summary of changes in stockholders' equity for the five months ended September 30, 2003 is as follows:


                                                    COMMON STOCK             ACCUMULATED
                                               SHARES          AMOUNT           DEFICIT            TOTAL
                                               ------          ------           -------            -----
         Balance at April 30, 2003            8,650,916     $ 23,449,114     $(20,570,140)     $  2,878,974
         Exercise of Stock Options               93,750           79,037               --            79,037
         Net Loss                                    --               --         (980,864)         (980,864)
         Balance at September 30, 2003        8,744,666     $ 23,528,151     $(21,551,004)     $  1,977,147


         Shareholder Rights Agreement

         On September 29, 2003, the Company adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event that a person or group of affiliated persons obtain 15% or more of the outstanding shares of common stock. To implement the agreement, Medwave issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on September 30, 2003.

         Each right initially entitles shareholders to purchase one share of Medwave's common stock for $50. However, the rights are not immediately exercisable and will become exercisable only if certain events occur as discussed above. The rights expire September 30, 2013. The Company, at its option, also holds certain redemption privileges related to the rights as described in the agreement.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of SFAS 150 will have a material effect on the Company's operations, financial position or cash flows.

4.       NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,202,200 as of September 30, 2003.

5.       REINCORPORATION

         In August of 2003, the Company completed its reincorporation into the State of Delaware. All assets and liabilities of the Company as originally organized in the state of Minnesota have been assumed by the newly formed Delaware Corporation. Each share of common stock issued and outstanding immediately prior to the re-incorporation was converted into one share of common stock of the newly formed corporation. The Company's name remains Medwave, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain" "forward-looking" information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in the Company's other filings with the SEC, have affected and, in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products, the Company's success in creating effective distribution channels for its products, the Company's ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the five-month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the financial statements and other financial information included in our April 30, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

GENERAL

Medwave currently employs twenty-four (24) employees, three of whom are part time. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

Medwave Inc. develops, manufactures, and distributes non-invasive blood pressure products. Its Vasotrax(R) Hand Held Monitor, the Vasotrac(R) APM205A NIBP Monitor, and the MJ23 OEM Module are new approaches to non-invasive blood pressure monitoring. Medwave has received the necessary regulatory clearances to market its technology in Europe, Asia, and the United States. Medwave is ISO13485/ISO9001/MDD93/42/EEC certified, and all of its products are CE marked.

RECENT DEVELOPMENTS

In September, 2003, Medwave signed an agreement with Novation, the leading supply chain management company in healthcare, to offer our sensor-based blood pressure measurement solutions to the more than 2,300 health care organizations that purchase supplies through Novation. This one-year contract covers our Vasotrac and Vasotrax technology.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Medwave's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Medwave include revenue recognition, stock-based compensation, impairment of long-lived assets, and allowance for doubtful accounts.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003 and 2002: risk-free interest rates of 3.96% and 4.65% for the periods ending September, 2003 and 2002, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.60 and .64, respectively, and a weighted average expected life of the option of five years.

The Company granted options to purchase 500,500 shares and 242,000 shares during the periods ended September 30, 2003 and 2002 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                     SEPTEMBER 30
                                                                2003              2002
                                                             -----------      -----------
Net loss as reported                                         $  (980,864)     $(1,022,001)
Add:  Stock-based employee compensation expense included
  in reported net loss                                                --               --
Deduct:  Total stock-based employee compensation
  determined under fair value method for all awards             (143,168)        (201,995)
                                                             -----------      -----------
Pro forma net loss                                           $(1,124,032)     $(1,223,996)
                                                             ===========      ===========
Basis and diluted loss per share
  As reported                                                $     (0.11)     $     (0.14)
  Pro forma                                                  $     (0.13)     $     (0.17)

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of September 30, 2003 is adequate. However, actual write-offs may exceed the recorded allowance.

RESULTS OF OPERATIONS

The results of operations compares the five months ended September 30, 2003 and 2002. The analysis of liquidity and capital resources compares September 30, 2003 to April 30, 2003.

Operating revenue was $436,700 and $274,100 for the five-month periods ended September 30, 2003 and 2002, respectively, an increase of 59%. We believe these increased sales are attributable to our use of an increased number of direct sales employees. In addition, during the 2003 period, we shipped and generated sales from our MJ23 OEM Module. Also, during the five-month period ended September 30, 2003, we received one large order from our distributor representing Kuwait and other Gulf Cooperative Countries. This order was for 30 Vasotrac monitors and several Vasotrax hand-held monitors sold to the Kuwait Ministry of Health.

Cost of sales and product development was $251,500 and $217,200 for the five-month periods ended September 30, 2003 and 2002, respectively, an increase of 16%. This change is attributed to an increase in sales with more efficient inventory management.

The Company incurred $156,800 and $253,200 for research and development expenses for the five-month periods ended September 30, 2003 and 2002 respectively, a decrease of 38%. The decrease continues to reflect the shift in focus from research and development to sales and marketing, resulting in a decrease for the need of outside consulting services, which had cost the Company approximately $130,000 for the five months ending September 30, 2002.

The Company incurred $586,100 and $604,800 for sales and marketing expenses for five-month periods ended September 30, 2003 and 2002, respectively, a decrease of 3%. Salaries increased due to the increase in sales employees. This increase was partially offset by a decrease in travel expenses of approximately $30,000.

The Company incurred $429,000 and $234,800 for general and administrative expenses for the five-month periods ended September 30, 2003 and 2002, respectively, an increase of 83%. The increase in general and administrative expenses was attributable to an increase in legal costs associated with activity surrounding our re-incorporation into Delaware, as well as the adoption of a shareholder rights plan. Also, outside services increased due to the adoption of the shareholder rights plan and placement fees for several new sales employees.

Interest income was $5,900 and $13,900 for the five-month period ended September 30, 2003 and 2002, respectively. The decrease reflects the reduction in cash, and cash equivalents balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, and cash equivalents were $1,694,648 and $2,597,649 at September 30, 2003 and April 30, 2003, respectively reflecting the continued investment in sales and marketing.

With the cash and cash equivalents, the Company believes that sufficient liquidity is available to satisfy its working capital needs through September 30, 2004. As of the date of this report, the Company has no significant capital expenditure commitments.

Cash flows used in operations increased to $956,700 for the five-month period ended September 30, 2003 from $826,300 for the five-month period ended September 30, 2002, an increase of $130,400. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation. The use of cash in operations for the five-month period ended September 30, 2003 included an increase in inventory and an increase in accounts payable due to the significant increase in General and Administrative expenses for the period. The use of cash in operations for the five-month period ended September 30, 2002 included decreases in accounts receivable and prepaid expenses offset by decreases in accounts payable and accrued expenses.

Financing activities provided $79,037 from the exercise of stock options for five-month period ended September 30, 2003, and nothing for the five-month period ended September 30, 2002.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.


                                                               PAYMENTS DUE BY PERIOD
                                                     -----------------------------------------
                                                     TOTAL         1 YEAR OR LESS    1-3 YEARS
                                                     -----         --------------    ---------
Operating lease commitments .....................    $64,646           $57,641         $7,005



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer (who is also the Company's acting Chief Financial Officer), the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer has concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company is made known to the certifying officer by others within the Company during the period covered by this report.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business. There was no change in the Company's internal control over financial reporting that occurred during the five-month period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (A)      EXHIBITS:

Exhibit
Number            Description
------            -----------
31.1              Certification of the principal executive officer and principal financial officer, pursuant to rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


         (B)      REPORTS ON FORM 8K:

                  (1) Form 8-K filed on May 21, 2003 relating to change in the Company's independent accountant.

                  (2) Form 8-K/A filed on May 27, 2003 relating to a change in the Company's independent accountant.

                  (3) Form 8-K filed on May 30, 2003 relating to a change in the Company's fiscal year end.

                  (4) Form 8-K filed on September 16, 2003 relating to earnings press release for the quarterly period ended July 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date: November 14, 2003            Medwave, Inc.


                                   By:   /s/ Timothy J. O'Malley
                                         ---------------------------------------
                                         Timothy J. O'Malley
                                         President and Chief Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)