Form 10-Q
period 2003-12-31
MEDWAVE INC
filed 2004-02-17
CIK 876043

                                                                               .
                                                                               .
                                                                               .
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2003; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   --------------    --------------

Commission File Number: 0-28010


                                  MEDWAVE, INC.
             (Exact name of registrant as specified in its charter)

                                                                                        41-1493458
            Delaware                                                                  (IRS employer
(State or other jurisdiction of                                                       identification
 incorporation or organization)                                                          number)

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

As of February 11, 2004 the issuer had 9,801,416 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                                       Page
                                                                                       ----

PART I. FINANCIAL INFORMATION

  Item 1.      Financial Statements                                                      2

               Balance Sheets - September 30, 2003 and December 31, 2003                 2

               Statements of Operations - Three Months Ended December 31, 2003           3
                  and 2002

               Statements of Cash Flows - Three Months Ended December 31, 2003           4
                  and 2002

               Notes to Unaudited Financial Statements                                   5

  Item 2.      Management's Discussion and Analysis of Financial Condition               6
                  and Results of Operations

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk               11

  Item 4.      Controls and Procedures                                                  11

PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                                        11

  Item 2.      Changes in Securities And Use Of Proceeds                                11

  Item 3.      Defaults Upon Senior Securities                                          11

  Item 4.      Submission of Matters To A Vote of Security Holders                      11

  Item 5.      Other Information                                                        11

  Item 6.      Exhibits and Reports on Form 8-K                                         12

Signatures                                                                              12

Exhibits                                                                               13-14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Medwave, Inc.

                                 Balance Sheets

                                                                          DECEMBER 31       SEPTEMBER 30
                                                                             2003               2003
                                                                         ------------------------------------
                                                                         (unaudited)        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $ 936,631       $ 1,694,648
     Accounts receivable, net                                                  284,680           232,676
     Inventories, net                                                          456,199           404,306
     Prepaid expenses                                                          128,816            54,016
                                                                         ------------------------------------
Total current assets                                                         1,806,326         2,385,646
                                                                         ------------------------------------
Property and equipment:
     Research and development equipment                                         31,747            31,535
     Office equipment                                                           79,088            76,836
     Manufacturing and engineering equipment                                   277,989           247,824
     Sales and marketing equipment                                              62,365            62,365
     Leasehold improvements                                                     31,613            31,613
     Demonstration equipment                                                         -            25,302
                                                                         ------------------------------------
                                                                               482,802           475,475
     Accumulated depreciation and amortization                                (406,496)         (398,715)
                                                                         ------------------------------------
                                                                                76,306            76,760
                                                                         ------------------------------------

Patents, net                                                                     1,462                 -
                                                                         ------------------------------------

                                                                         ------------------------------------
Total assets                                                               $ 1,884,094       $ 2,462,406
                                                                         ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                        $ 336,559         $ 380,380
     Accrued expenses                                                           74,519            66,794
     Deferred revenue                                                           47,239            38,085
                                                                         ------------------------------------
Total current liabilities                                                      458,317           485,259
                                                                         ------------------------------------
Stockholders' equity:
     Common Stock, .01 par value:
               Authorized shares--50,000,000
               Issued and outstanding shares -
               September 30, 2003 - 8,744,666
               December 31, 2003 - 8,766,416                                    87,664            87,447
     Additional Paid In Capital                                             23,457,482        23,440,704
     Accumulated deficit                                                   (22,119,369)      (21,551,004)
                                                                         ------------------------------------
Total stockholders' equity                                                   1,425,777         1,977,147
                                                                         ------------------------------------

Total liabilities and stockholders' equity                                 $ 1,884,094       $ 2,462,406
                                                                         ====================================


The accompanying notes are an integral part of these unaudited financial statements.

                                 Medwave, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                                          Three months ended December 31
                                                                   ------------------------------------------
                                                                               2003                  2002
                                                                   ------------------------------------------
Revenue:
     Net Sales                                                            $ 224,927             $ 309,874

Operating expenses:
     Cost of sales and product development                                   97,810               138,068
     Research and development                                                98,554               153,246
     Sales and marketing                                                    358,725               353,211
     General and administrative                                             214,901               157,871
                                                                   ------------------------------------------
Operating loss                                                             (545,063)             (492,522)

Other income (expense):
     Interest income                                                          2,000                 5,159
     Loss on disposal of equipment                                          (25,302)                    -
                                                                   ------------------------------------------
Net loss                                                                 $ (568,365)           $ (487,363)
                                                                   ==========================================

Net loss per share - Basic and diluted                                      $ (0.06)              $ (0.07)
                                                                   ==========================================
Weighted average number of common and
     common equivalent shares outstanding - basic and diluted             8,762,707             7,250,916
                                                                   ==========================================

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Cash Flows
                                   (Unaudited)



                                                                              Three months ended December 31
                                                                              ------------------------------
                                                                                    2003               2002
                                                                              ------------------------------
OPERATING ACTIVITIES
Net loss                                                                      $ (568,365)       $ (487,363)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 7,777             8,431
     Loss on disposal of equipment                                                25,302
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (52,004)            9,466
        Inventories                                                              (51,893)         (113,373)
        Prepaid expenses                                                         (74,800)         (111,673)
        Accounts payable                                                         (43,822)           96,103
        Accrued expenses                                                           7,725             1,790
        Deferred revenue                                                           9,154             3,710
                                                                              -----------------------------
Net cash used in operating activities                                           (740,926)         (592,909)

INVESTING ACTIVITIES
Purchase of patent                                                                (1,462)
Purchase of property and equipment                                               (32,624)           (9,323)
                                                                              -----------------------------
Net cash used in investing activities                                            (34,086)           (9,323)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                            16,995
                                                                              -----------------------------
Cash provided by financing activities                                             16,995
                                                                              -----------------------------

Decrease in cash and cash equivalents                                           (758,017)         (602,232)
Cash and cash equivalents at beginning of period                               1,694,648         2,219,851
                                                                              -----------------------------
Cash and cash equivalents at end of period                                     $ 936,631        $1,617,619
                                                                              =============================

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.
                     Notes To Unaudited Financial Statements
                                December 31, 2003
1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements of Medwave, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("United States ") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K, for the year ended April 30, 2003.

    In May of 2003, the board of directors changed the Company's fiscal year from May 1- April 30 to October 1- September 30. In addition, on August 1, 2003, the Company completed a reorganization in which the Company's state of incorporation was changed from Minnesota to Delaware.


2.  STOCKHOLDERS' EQUITY

    A summary of changes in stockholders' equity for the three months ended December 31, 2003 is as follows:

     -----------------------------------------------------------------------------------------------------
                                           COMMON STOCK
                                          .01 PAR VALUE           ADDITIONAL      ACCUMULATED
     -----------------------------------------------------------------------------------------------------
                                        SHARES       AMOUNT     PAID IN CAPITAL     DEFICIT        TOTAL
     -----------------------------------------------------------------------------------------------------
     Balance at September
     30, 2003                         8,744,666   $    87,447    $ 23,440,704    (21,551,004)   1,977,147
     -----------------------------------------------------------------------------------------------------
     Exercise of Stock
     Options                             21,750           217          16,778              -       16,995
     -----------------------------------------------------------------------------------------------------
     Net Loss                                 -             -                       (568,365)    (568,365)
     -----------------------------------------------------------------------------------------------------
     Balance at December 31,
     2003                             8,766,416   $    87,664    $  23,457,482  $(22,119,369)  $1,425,777
     -----------------------------------------------------------------------------------------------------




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

4.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,319,950 as of December 31, 2003.

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

6.   SUBSEQUENT EVENT

     On January 8, 2004, the Company entered into a Stock Purchase Agreement with certain investors. Under the terms of the agreement, the Company issued or will issue 1,110,000 shares of common stock for $5.00/share yielding $5,550,000.

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

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month periods ended December 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements and other financial information included in our April 30, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

Operating revenue decreased 27% from the prior quarter, mainly due to our inability to ship OEM Modules due to delays by our Japanese partner. At December 31, 2003, we had approximately $936,631 of cash and cash equivalents on hand. On January 8, 2004, we raised an additional $5,550,000 through the sale of our common stock.

GENERAL

Medwave currently employs twenty-three (23) employees, three of whom are part time. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

RECENT DEVELOPMENTS

In September, 2003, Medwave signed an agreement with Novation, the leading supply chain management company in healthcare, to offer our sensor-based blood pressure measurement solutions to the more than 2,300 health care organizations that purchase supplies through Novation. This one-year contract covers our Vasotrac and Vasotrax technology. In addition, during December, 2003, the Company signed a corporate purchasing agreement with the Mayo Foundation Hospital and its 35 affiliate hospitals. As a result of this agreement, Medwave's technology is now listed as an alternative for the 35 Mayo Foundation hospitals. Several Mayo hospitals currently use Medwave's technology. Prior to signing the agreement, the Mayo Foundation Hospital in Rochester, MN performed an 18-month clinical study comparing the Vasotrac system to an invasive catheter.

Over the past few quarters, the Company has been finalizing the clinical validation of a single-patient use disposable sensor. The validation was completed in December, 2003, and as a result, the Company initiated production of these sensors in an effort to satisfy the requirements of the first customer sites that order the disposable sensors in conjunction with the Vasotrac blood pressure monitor. Also, the Company has accumulated additional inventory in anticipation of the product release during the second quarter.

The Company has continued to focus on building its direct sales organization, adding hospital based sales professionals in Texas and New Jersey. In addition, the Company began hiring Sales Representatives who will focus on "pre" and "post" hospital sales. As of December, 2003, the Company has hired two of these Sale Representatives, one in southern California and another in the Chicago area. Currently, the Company employs ten hospital based Sales Specialists, one Marketing / International Sales Manager, and two "pre" and "post" hospital (alternative care) Sales Representatives. Over the next few months, the Company plans to hire several more hospital and alternative care sales professionals.

This past quarter, the Company was unable to ship additional OEM modules to its Japanese partner, Nihon Kohden. Nihon Kohden had some internal delays in executing its product launch plans for the MJ23 Module. In early February, 2004, representatives of Medwave's sales and marketing team began to work with Nihon Kohden in Japan in an effort to execute a complete product launch in the Japanese market. This effort will continue in the months ahead. The Company has an exclusive agreement with Nihon Kohden for the Japanese market, therefore certain business volumes are expected from this agreement.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003 and 2002: risk-free interest rates of 3.96% and 5.60% for the periods ending December 31, 2003 and 2002, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.60 and ..64, respectively, and a weighted average expected life of the option of five years.

The Company granted options to purchase 48,000 shares and 42,000 shares during the periods ended December 31, 2003 and 2002 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                      DECEMBER 31
                                                                  2003          2002
                                                              ------------------------------
  Net loss as reported                                           $(568,365)    $(487,363)
  Add:  Stock-based employee compensation expense
    included in reported net loss                                        -             -
  Deduct:  Total stock-based employee compensation
    determined under fair value method for all awards             (202,968)     (204,640)
                                                              ------------------------------
  Pro forma net loss                                             $(771,333)    $(692,003)
                                                              ==============================
  Basis and diluted loss per share
    As reported                                                  $(0.06)       $(0.07)
    Pro forma                                                    $(0.09)       $(0.10)


Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs may exceed the recorded allowance.

RESULTS OF OPERATIONS

The results of operations compares the three months ended December 31, 2003 and 2002. The analysis of liquidity and capital resources compares December 31, 2003 to September 30, 2003.

Operating revenue was $224,900 and $309,900 for the quarters ended December 31, 2003 and 2002, respectively, a decrease of 27%. This decrease is due to the inability to ship additional OEM modules to the Company's Japanese partner, Nihon Kohden. This was a result of some internal delays in Nihon Kohden's product launch plans.

Cost of sales and product development was $97,800 and $138,100 for the quarters ended December 31, 2003 and 2002, respectively, a decrease of 29%. The gross margin related to sales remained consistent.

The Company incurred $98,600 and $153,200 for research and development expenses for the quarters ended December 31, 2003 and 2002 respectively, a decrease of 36%. The decrease continues to reflect the shift in focus from research and development to sales and marketing, resulting in a decrease for the need of outside consulting services, which had cost the Company approximately $40,000 for the three months ending December 31, 2002.

The Company incurred $358,700 and $353,200 for sales and marketing expenses for quarters ended December 31, 2003 and 2002, respectively, an increase of 2%. Salaries increased due to the increase in sales employees. This increase was offset by a decrease in outside consulting services.

The Company incurred $214,900 and $157,900 for general and administrative expenses for quarters ended December 31, 2003 and 2002, respectively, an increase of 36%. The increase in general and administrative expenses was attributable to an increase in legal costs associated with the adoption of the shareholder rights plan and an increase in salaries due to an increase in general and administrative employees. Also, the Company's increased general and administrative costs reflect the need for additional outside professionals, such as accountants and attorneys. This is due to the increased requirements associated with the Sarbanes-Oxley Act of 2002. In addition, general insurance, as well as employee health insurance, has increased substantially in the past 12 months.

Interest income was $2,000 and $5,200 for the quarters ended December 31, 2003 and 2002, respectively. The decrease reflects the reduction in cash, and cash equivalents balances and declining interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $936,631 and $1,694,648 at December 31, 2003 and September 30, 2003, respectively reflecting the continued investment in sales and marketing as well as the increase in General and Administrative expenses due to an increase in legal costs. The company closed on additional capital on January 8, 2004 for the amount of $5,550,000.

With the cash and cash equivalents, along with the $5,550,000 of capital raised on January 8, 2004, the Company believes that sufficient liquidity is available to satisfy its working capital needs through December 31, 2004. The Company is planning on some capital expenditures in the upcoming months. The current accounting software, Great Plains, will be upgraded, and additional modules that are currently not being utilized will be activated. The total cost of the above upgrades, including training, will be approximately $30,000. Some computer hardware will require upgrading as well.

The Company will need to raise additional capital to fund its long-term operations if it does not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.

Cash flows used in operations increased to $740,900 for the quarter ended December 31, 2003 from $592,900 for the quarter ended December 31, 2002, an increase of $148,000. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation. The use of cash in operations for the three-month period ended December 31, 2003 included increases in accounts receivable, inventory and prepaids as well as a decrease in accounts payable. The use of cash in operations for the three month period ending December 31, 2002 included increases in inventory and prepaids offset by an increase in accounts payable.

Financing activities provided $16,995 from the exercise of stock options for the quarter ended December 31, 2003, and nothing for the quarter ended December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table below under the caption "Contractual Obligations" shows the amount of our operating lease payments by year.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2003 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

                                                                                       PAYMENTS DUE BY PERIOD

                                                                                   -------------------------------
                                                                      TOTAL         1 YEAR OR LESS    1-3 YEARS
                                                                      -----         --------------    ---------
Operating lease commitments...........                                $53,211           $50,876         $2,335


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

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business. There was no change in the Company's internal control over financial reporting that occurred during the three-month period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
   Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)    EXHIBITS:

Exhibit
Number            Description
-------           -----------
31.1              Certification of the principal executive officer and principal financial officer, pursuant to rule
                  13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
                  Sarbanes-Oxley Act of 2002

        (B)    REPORTS ON FORM 8K:

               (1) Form 8-K filed on October 3, 2003 relating to the adoption of a Shareholder's Rights Plan.












                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 17, 2004                   Medwave, Inc.


                                            By:  /s/ Timothy J. O'Malley
                                                -------------------------
                                                Timothy J. O'Malley
                                                President and Chief Executive Officer
                                                (Principal Executive Officer and
                                                Principal Financial Officer)
