Form 10-Q
period 2004-03-31
MEDWAVE INC
filed 2004-05-14
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2004; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


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

As of May 7, 2004 the issuer had 9,921,416 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                               Page
                                                                               ----

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements                                                     2

          Balance Sheets - September 30, 2003 and March 31, 2004                   2

          Statements of Operations - Three Months Ended March 31, 2004             3
             and 2003 & Six Months Ended March 31, 2004 and 2003

          Statements of Cash Flows - Six Months Ended March 31, 2004               4
             and 2003

          Notes to Unaudited Financial Statements                                  5

  Item 2. Management's Discussion and Analysis of Financial Condition              6
             and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk              12

  Item 4. Controls and Procedures                                                 12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                       13

  Item 2. Changes in Securities And Use Of Proceeds                               13

  Item 3. Defaults Upon Senior Securities                                         13

  Item 4. Submission of Matters To A Vote of Security Holders                     13

  Item 5. Other Information                                                       14

  Item 6. Exhibits and Reports on Form 8-K                                        14

Signatures                                                                        14

Exhibits                                                                       15-16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Medwave, Inc.

                                 Balance Sheets
                                   (Unaudited)

                                                                         MARCH 31        SEPTEMBER 30
                                                                           2004              2003
                                                                       ------------      ------------

ASSETS
Current assets:
      Cash and cash equivalents                                        $  5,456,075      $  1,694,648
      Accounts receivable, net                                              222,108           232,676
      Inventories, net                                                      372,920           404,306
      Prepaid expenses                                                      125,263            54,016
                                                                       ------------      ------------
Total current assets                                                      6,176,366         2,385,646
                                                                       ------------      ------------

Property and equipment:
      Research and development equipment                                     31,535            31,535
      Office equipment                                                      105,744            76,836
      Manufacturing and engineering equipment                               281,206           247,824
      Sales and marketing equipment                                          62,365            62,365
      Leasehold improvements                                                 31,613            31,613
      Demonstration equipment                                                    --            25,302
                                                                       ------------      ------------
                                                                            512,463           475,475
      Accumulated depreciation and amortization                            (415,660)         (398,715)
                                                                       ------------      ------------
                                                                             96,803            76,760
                                                                       ------------      ------------

Patents, net                                                                  1,917                --
                                                                       ------------      ------------

Total assets                                                           $  6,275,086      $  2,462,406
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                 $    255,801      $    380,380
      Accrued expenses                                                       79,344            66,794
      Deferred revenue                                                       39,772            38,085
                                                                       ------------      ------------
Total current liabilities                                                   374,917           485,259
                                                                       ------------      ------------
Stockholders' equity:
      Common Stock, .01 par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares-
                 September 30, 2003 - 8,744,666
                 March 31, 2004 - 9,851,416                                  98,514            87,446
      Additional Paid In Capital                                         28,594,425        23,440,705
      Accumulated deficit                                               (22,792,770)      (21,551,004)
                                                                       ------------      ------------
Total stockholders' equity                                                5,900,169         1,977,147
                                                                       ------------      ------------

Total liabilities and stockholders' equity                             $  6,275,086      $  2,462,406
                                                                       ============      ============

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                                  Three months ended March 31        Six months ended March 31
                                                                  ----------------------------     -----------------------------
                                                                     2004             2003             2004             2003
                                                                  -----------     ------------     ------------     ------------
Revenue:
      Net Sales                                                   $   211,856     $    324,422     $    436,783     $    634,296

Operating expenses:
      Cost of sales and product development                           185,104          159,272          282,914          297,336
      Research and development                                        142,775          100,371          241,329          253,617
      Sales and marketing                                             363,965          299,592          722,690          652,803
      General and administrative                                      200,661          202,770          415,562          363,472
                                                                  -----------     ------------     ------------     ------------
Operating loss                                                       (680,649)        (437,583)      (1,225,712)        (932,932)

Other income (expense):
      Interest income                                                   7,248            5,362            9,248           10,521
      Loss on disposal of equipment                                        --               --          (25,302)              --
                                                                  -----------     ------------     ------------     ------------
Net loss                                                          $  (673,401)    $   (432,221)    $ (1,241,766)    $   (922,411)
                                                                  ===========     ============     ============     ============

Net loss per share - Basic and diluted                            $     (0.07)    $      (0.05)    $      (0.13)    $      (0.12)
                                                                  ===========     ============     ============     ============
Weighted average number of common and
      common equivalent shares outstanding - basic and diluted      9,703,724        8,293,138        9,230,546        7,766,301
                                                                  ===========     ============     ============     ============

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six months ended March 31
                                                                                 -----------------------------
                                                                                     2004             2003
                                                                                 ------------     ------------

OPERATING ACTIVITIES
Net loss                                                                         $ (1,241,766)    $   (922,411)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    16,945           17,222
      Loss on disposal of equipment                                                    25,302               --
      Changes in operating assets and liabilities:
         Accounts receivable                                                           10,568          (27,658)
         Inventories                                                                   31,386         (122,326)
         Prepaid expenses                                                             (71,247)         (74,541)
         Accounts payable                                                            (124,579)         101,279
         Accrued expenses                                                              12,550            9,564
         Deferred revenue                                                               1,687         (103,065)
                                                                                 ------------     ------------
Net cash used in operating activities                                              (1,339,154)      (1,121,936)
                                                                                 ------------     ------------

INVESTING ACTIVITIES
Purchase of patent                                                                     (1,917)              --
Purchase of property and equipment                                                    (62,290)         (34,458)
                                                                                 ------------     ------------
Net cash used in investing activities                                                 (64,207)         (34,458)
                                                                                 ------------     ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                              5,164,788        1,711,010
                                                                                 ------------     ------------
Cash provided by financing activities                                               5,164,788        1,711,010
                                                                                 ------------     ------------

Increase in cash and cash equivalents                                               3,761,427          554,616
Cash and cash equivalents at beginning of period                                    1,694,648        2,219,851
                                                                                 ------------     ------------
Cash and cash equivalents at end of period                                       $  5,456,075     $  2,774,467
                                                                                 ============     ============

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.
                     Notes To Unaudited Financial Statements
                                 March 31, 2004

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

2.   STOCKHOLDERS' EQUITY

     A summary of changes in stockholders' equity for the six months ended March 31, 2004 is as follows:

                                                COMMON STOCK
                                               .01 PAR VALUE
                                        ----------------------------    ADDITIONAL      ACCUMULATED
                                           SHARES          AMOUNT     PAID IN CAPITAL     DEFICIT            TOTAL
                                        ------------    ------------  ---------------   ------------     ------------
Balance at September 30, 2003              8,744,666    $     87,446    $ 23,440,705    $(21,551,004)    $  1,977,147
Exercise of Stock Options                     96,750             968         163,477              --          164,445
Private Placement -
January, 2004 Net of Issuance Cost         1,010,000          10,100       4,990,243              --        5,000,343
Net Loss                                          --              --              --      (1,241,766)      (1,241,766)
Balance at March 31, 2004                  9,851,416    $     98,514    $ 28,594,425    $(22,792,770)    $  5,900,169

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

4.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,244,950 as of March 31, 2004.

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

6.   STOCK PURCHASE AGREEMENT

     On January 8, 2004, the Company entered into a Stock Purchase Agreement with certain investors. Under the terms of the agreement, the Company issued 1,010,000 shares of common stock yielding $5,000,343 net of issuance costs.

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

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month and six-month periods ended March 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and other financial information included in our April 30, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

Operating revenue for the six months ended March 31, 2004 decreased 31% from the six months ended March 31, 2003. Revenue from the North American market was approximately $302,331 and $330,092 for the six month periods ended March 31, 2004 and 2003, respectively. Revenue from international markets including OEM revenue from Nihon Kohden was approximately $146,759 and $325,037 for the six month periods ended March 31, 2004 and 2003, respectively. Total revenue from Nihon Kohden for the six month period ended March 31, 2004 was $65,332. Total revenue from Nihon Kohden for the six month period ended March 31, 2003 was $270,498; this included a one time demo equipment order, as well as OEM modules. We are continuing to work with representatives of Nihon Kohden to try to ensure that we could anticipate consistent business performance from the Japanese market in the future. The distribution component of our agreements with Nihon Kohden may be impacted in the future by their continued emphasis on the OEM module, which they sell in conjunction with their larger, more comprehensive patient monitoring platforms. We may therefore consider other business options for our stand-alone monitoring business in the Japanese market.

We continue to add new sales professionals to our United States sales force. We have also expanded into additional markets in the northeast, central, and western areas. We have established three distinct sales regions, East, West, and Central. We have a sales manager in the western and central areas, and we anticipate that we will add a sales manager in the eastern area to directly manage this team of sales professionals. We presently have several open sales territories, which we will work to fill in the months ahead. We believe that with the numerous product validation studies, both formal and anecdotal, the recent signing of the major group purchasing contracts with AmeriNet, Novation, and Mayo Foundation, and the technology recognition which we have received in the form of the Child Health Corporation Seal of Acceptance and the Frost and Sullivan Technology Innovation Award, that we will now benefit by investing in additional sales professionals to increase our market penetration and revenue generating capabilities.

GENERAL

Medwave currently employs twenty-nine (29) full-time employees and three (3) part-time employees. Of the 29 full-time employees, 13 are in sales/marketing, 2 are field clinical support, 3 are administrative support, 10 are research & development/manufacturing/technical support, and 1 is President & CEO. Of the 3 part-time employees, 2 are in accounting and 1 is administrative support. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

RECENT DEVELOPMENTS

In September, 2003, Medwave signed an agreement with Novation, the leading supply chain management company in healthcare, to offer our sensor-based blood pressure measurement solutions to the more than 2,300 health care organizations that purchase supplies through Novation. This one-year contract covers our Vasotrac and Vasotrax technology. Subsequent to this, in April, 2004, Medwave was chosen by Novation as one of only 10 suppliers to showcase its products in Novation's Technology Pavillion at the Novation Leadership Conference. More than 700 suppliers were invited to be considered for this showcase. The conference was attended by leaders of Novation member hospitals. During December, 2003, we signed a corporate purchasing agreement with the Mayo Foundation Hospital and its 35 affiliate hospitals. As a result of this agreement, Medwave's technology is now listed as an alternative for the 35 Mayo Foundation hospitals. Several Mayo hospitals currently use Medwave's technology. Prior to signing the agreement, the Mayo Foundation Hospital in Rochester, MN performed an 18-month clinical study comparing the Vasotrac system to an invasive catheter.

Over the past few quarters, we have been finalizing the clinical validation of a single-patient use disposable sensor used with the Vasotrac DS APM205A monitor. The validation was completed in December, 2003, and as a result, we initiated production of these sensors. We will broadly introduce the disposable sensor at the National Teaching Institute & Critical Care Exposition, a meeting of critical care nursing professionals, to be held in mid-May, 2004 in Orlando, Florida.

We have continued to focus on building our direct sales organization, adding hospital based sales professionals in New Jersey and Minnesota. In addition, we began hiring Sales Representatives who will focus on "pre" and "post" hospital sales. Currently, we employ eleven hospital-based Sales Specialists, two Clinical Support Specialists, one Marketing / International Sales Manager, and one "pre" and "post" hospital (alternative care) Sales Representative. Over the next few months, we plan to hire several more hospital and alternative care sales professionals to expand the reach into the U.S. market.

Last quarter, we were unable to ship additional OEM modules to our Japanese partner, Nihon Kohden. Nihon Kohden had some internal delays in executing its product launch plans for the MJ23 Module. In early February, 2004, representatives of Medwave's sales and marketing team began to work with Nihon Kohden in Japan in an effort to execute a complete product launch in the Japanese market. As a result, Nihon Kohden ordered additional OEM modules during this past quarter. We will continue to work with Nihon Kohden to insure that an ongoing focus remains on our technology.

RESULTS OF OPERATIONS

The results of operations compares the three months and six months ended March 31, 2004 and 2003. The analysis of liquidity and capital resources compares March 31, 2004 to September 30, 2003.

Operating revenue was $211,900 and $324,400 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 35%. Operating revenue was $436,800 and $634,300 for the six month period ended March 31, 2004 and 2003, respectively, a decrease of 31%. This decrease is mainly due to the inability to ship additional OEM modules and Vasotrac monitors to our Japanese partner, Nihon Kohden. This was a result of internal delays in Nihon Kohden's product launch plans. In addition, several sales people have been added or replaced, therefore sales "ramp-up" activity continues and is primarily focused on the U.S. market. This "ramp-up" period consists of sales people becoming well known in their respective territories, which require them to build up sales pipelines on a go-forward basis.

Cost of sales and product development was $185,100 and $159,300 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 16%. The increase is primarily due to adjustments in our inventory levels. Cost of sales and product development was $282,900 and $297,300 for the six month period ended March 31, 2004 and 2003, respectively, a decrease of 5%.

We incurred $142,800 and $100,400 for research and development expenses for the quarters ended March 31, 2004 and 2003 respectively, an increase of 42%. Salary and benefit expenses increased approximately $15,000 due to the addition of a full time engineer. Also, patent activity charges are approximately $20,000 higher compared to last year, because we are reviewing our patent positions, as well as performing legal examinations for additional patents. We incurred $241,300 and $253,600 for research and development expenses for the six month period ended March 31, 2004 and 2003 respectively, a decrease of 5%. The decrease reflects a decreased need for outside consulting services, which had cost us approximately $50,000 for the six month period ended March 31, 2003. This decrease is offset by approximately $30,000 in expenses for the addition of a full-time engineer.

We incurred $364,000 and $299,600 for sales and marketing expenses for the quarters ended March 31, 2004 and 2003, respectively, an increase of 22%. We incurred $722,700 and $652,800 for sales and marketing expenses for the six month period ended March 31, 2004 and 2003, respectively, an increase of 11%. Sales & marketing expenses such as salaries, benefits, travel, and sales supplies have all increased compared to last year. This is a result of building up our direct sales force from 8 to 15 people since September 30, 2002. In addition, this past quarter we invested in additional demonstration equipment for our sales force to use during their sales presentations. Our plan is to recycle this equipment by selling it on a periodic basis at a customer discount. In the past, we expensed this equipment, but in the future this equipment will be treated as a fixed asset and thereby depreciated.

We incurred $200,700 and $202,800 for general and administrative expenses for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 1%. We incurred $415,600 and $363,500 for general and administrative expenses for the six month period ended March 31, 2004 and 2003, respectively, an increase of 14%. The increase in general and administrative expenses was attributable to an increase in legal costs of approximately $20,000 associated with the adoption of the shareholder rights plan. The increase was also attributable to an increase in salaries of approximately $25,000 due the addition of two accounting employees. This was offset by the decreased need for outside consulting services, which saved approximately $15,000. In addition, general insurance, as well as employee health insurance, has increased approximately $10,000 in the past 6 months, and is expected to continue to increase.

Interest income was $7,200 and $5,400 for the quarters ended March 31, 2004 and 2003, respectively. Interest income was $9,200 and $10,500 for the six month period ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $5,456,075 and $1,694,648 at March 31, 2004 and September 30, 2003, respectively reflecting the additional capital received from the January 8, 2004 private placement. This increase is offset by a continued investment in sales and marketing as well as the increase in General and Administrative expenses.

With the cash and cash equivalents, along with the approximately $5,000,000 of capital raised on January 8, 2004, we believe that sufficient liquidity is available to satisfy our working capital needs through March 31, 2005. Beginning in January of this year, we began the process of upgrading our accounting software, Great Plains. Four additional modules, which include inventory, bill of materials, sales order processing, and purchase order processing, that were not being utilized have been activated and computer hardware has been upgraded as well. Prior to this upgrade, those four modules were being handled off-line. As business growth continues, this project is a necessary building block to support that growth and ensure that all business functions work concurrently. Total cost to date is approximately $30,000 for software up-grade, implementation, and training, and approximately $5,000 for hardware. We expect to spend approximately $20,000 to complete the project.

We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.

Cash flows used in operations increased to $1,339,200 for the six months ended March 31, 2004 from $1,121,900 for the six months ended March 31, 2003, an increase of $217,300. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation. The use of cash in operations for the six-month period ended March 31, 2004 included a decrease in inventory as well an increase in prepaid expenses and a decrease in accounts payable. The use of cash in operations for the six-month period ending March 31, 2003 included an increase in accounts payable as well an increase in inventory and a decrease in deferred revenue.

Cash flows used in investing activities increased to $64,200 for the six months ended March 31, 2004 from $34,500 for the six months ended March 31, 2003.

Financing activities provided $5,164,788 from the exercise of stock options as well as the January, 2004 Private Placement during the six months ended March 31, 2004, and $1,711,010 from the January, 2003 Private Placement during the six months ended March 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table below under the caption "Contractual Obligations" shows the amount of our operating lease payments by year.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods. We recently renewed our operating lease commitments for our Danvers, MA and Arden Hills, MN locations. Both leases were extended for a three year period.


                                                  PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------
                                         TOTAL        1 YEAR OR LESS     1-3 YEARS
                                      ------------    --------------    ------------

Operating lease commitments .....     $    338,175     $    108,903     $    229,272

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003: risk-free interest rates of 3.96% and 5.60% for the periods ending March 31, 2004 and 2003, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.60 and .64, respectively, and a weighted average expected life of the option of five years.

The Company granted options to purchase 48,000 shares and 42,000 shares during the six months ended March 31, 2004 and 2003 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                             Three months ended March 31          Six months ended March 31
                                                            ------------------------------      ------------------------------
                                                                2004              2003              2004              2003
                                                            ------------      ------------      ------------      ------------

Net loss as reported                                        $   (673,401)     $   (432,221)     $ (1,241,766)     $   (922,411)
Add: Stock-based employee compensation expense
  included in reported net loss                                       --                --                --                --
Deduct: Total stock-based employee compensation
  determined under fair value method for all awards              (14,060)         (133,317)         (217,028)         (263,073)
                                                            ------------      ------------      ------------      ------------
Pro forma net loss                                          $   (687,461)     $   (565,538)     $ (1,458,794)     $ (1,185,484)
                                                            ============      ============      ============      ============
Basis and diluted loss per share
  As reported                                                      (0.07)            (0.05)            (0.13)            (0.12)
  Pro forma                                                        (0.07)            (0.07)            (0.16)            (0.15)

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of March 31, 2004 is adequate. However, actual write-offs may exceed the recorded allowance.

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

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business. There was no change in the Company's internal control over financial reporting that occurred during the three-month period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 28, 2004, the Company entered into a stock purchase agreement pursuant to which it has sold 1,110,000 shares of common stock at $5.00 per share, yielding proceeds of $5,500,000. These securities were sold only to accredited investors pursuant to an exemption from registration under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results from April 8, 2004 Annual Meeting of Shareholders

The Company's Annual Meeting of Stockholders, held April 8, 2004, imparted results of a vote FOR Solomon Aronson, M.D. (electing one Class I Director to complete a three-year term), votes FOR William D. Corneliuson and Timothy J. O'Malley (electing two Class II Directors for three-year terms), a vote FOR the approval of the sale of common stock to William D. Corneliuson, Chairman of the Board of Directors and a vote FOR the approval of an amendment to the Company's Stock Option and Grant Plan (the "Option Plan") that will increase the number of shares that can be issued under the Option plan by 250,000 shares.

There were 9,801,416 shares of Common Stock entitled to vote at the meeting and a total of 7,433,385 shares (75.83%) were represented at the meeting.

1.   Election of Directors:

                                                      FOR                           WITHHOLD
                                                      ---                           --------
              Solomon Aronson M.D.                  7,424,735                          8,650
              William D. Corneliuson                7,353,935                         79,450
              Timothy O'Malley                      7,424,735                          8,650

2. Approving the sale of common stock to William D. Corneliuson, Chairman of the Board:

                             FOR                   AGAINST               ABSTAIN                 BROKER NON-VOTE
                             ---                   -------               -------                 ---------------
                          4,774,954                44,021                 31,611                    2,582,799

3. Approving an amendment to the Company's Stock Option and Grant Plan (the "Option Plan") that will increase the number of shares that can be issued under the Option Plan by 250,000 shares:

                             FOR                   AGAINST               ABSTAIN                 BROKER NON-VOTE
                             ---                   -------               -------                 ---------------
                          4,659,714                153,783                37,089                    2,582,799

ITEM 5. OTHER INFORMATION

     (A)  Not applicable

     (B) During the period covered by this report, there were no material changes to the Company's procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (B)  REPORTS ON FORM 8K:

          (1) Form 8-K filed on January 13, 2004 relating to the sale of 1,100,000 shares of common stock.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 13, 2004                  Medwave, Inc.


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