Form 10-Q
period 2004-06-30
MEDWAVE INC
filed 2004-08-12
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2004; or

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

As of August 6, 2004 the issuer had 10,058,916 shares of Common Stock outstanding.

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX


                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements                                                                    2

            Balance Sheets - September 30, 2003 and June 30, 2004                                   2

            Statements of Operations - Three Months Ended June 30, 2004                             3
              and 2003 & Nine Months Ended June 30, 2004 and 2003

            Statements of Cash Flows - Nine Months Ended June 30, 2004                              4
               and 2003

            Notes to Unaudited Financial Statements                                                 5

  Item 2.   Management's Discussion and Analysis of Financial Condition                             6
               and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             12

  Item 4.   Controls and Procedures                                                                12

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                                                      13

  Item 2.   Changes in Securities And Use Of Proceeds                                              13

  Item 3.   Defaults Upon Senior Securities                                                        13

  Item 4.   Submission of Matters To A Vote of Security Holders                                    13

  Item 5.   Other Information                                                                      14

  Item 6.   Exhibits and Reports on Form 8-K                                                       14

Signatures                                                                                         14

Exhibits                                                                                        15-16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Medwave, Inc.

                                 Balance Sheets
                                   (Unaudited)

                                                                                            JUNE 30             SEPTEMBER 30
                                                                                              2004                  2003
                                                                                      -------------------------------------------

ASSETS
Current assets:
      Cash and cash equivalents                                                            $ 5,504,266           $ 1,694,648
      Accounts receivable, net                                                                 193,330               232,676
      Inventories, net                                                                         392,027               404,306
      Prepaid expenses                                                                          78,794                54,016
                                                                                      -------------------------------------------
Total current assets                                                                         6,168,417             2,385,646
                                                                                      -------------------------------------------


Property and equipment:
      Research and development equipment                                                        31,535                31,535
      Office equipment                                                                         111,758                76,836
      Manufacturing and engineering equipment                                                  281,205               247,824
      Sales and marketing equipment                                                             62,365                62,365
      Leasehold improvements                                                                    31,613                31,613
      Demonstration equipment                                                                        -                25,302
                                                                                      -------------------------------------------
                                                                                               518,476               475,475
      Accumulated depreciation and amortization                                               (424,791)             (398,715)
                                                                                      -------------------------------------------
                                                                                                93,685                76,760
                                                                                      -------------------------------------------

Patents, net                                                                                     1,917                     -
                                                                                      -------------------------------------------
Total assets                                                                               $ 6,264,019           $ 2,462,406
                                                                                      ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                       $ 315,482             $ 380,380
      Accrued expenses                                                                          80,482                66,794
      Deferred revenue                                                                          44,130                38,085
                                                                                      -------------------------------------------
Total current liabilities                                                                      440,094               485,259
                                                                                      -------------------------------------------
Stockholders' equity:
      Common stock, .01 par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares-
                 June 30, 2004 - 10,033,916
                 September 30, 2003 - 8,744,666                                                100,339                87,446
      Additional paid in capital                                                            29,294,188            23,440,705
      Accumulated deficit                                                                  (23,570,602)          (21,551,004)
                                                                                      -------------------------------------------
Total stockholders' equity                                                                   5,823,925             1,977,147
                                                                                      -------------------------------------------

Total liabilities and stockholders' equity                                                 $ 6,264,019           $ 2,462,406
                                                                                      ===========================================


The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                          Three months ended June 30                 Nine months ended June 30
                                                      -----------------------------------     --------------------------------------
                                                              2004             2003                  2004                 2003
                                                      -----------------------------------     --------------------------------------
Revenue:
      Net Sales                                         $   223,611       $   355,629           $   660,393           $   989,925

Operating expenses:
      Cost of sales and product development                 178,723           259,092               461,632               556,432
      Research and development                              123,621            76,561               364,948               330,178
      Sales and marketing                                   489,389           360,663             1,212,087             1,013,466
      General and administrative                            217,864           193,034               633,424               553,675
                                                        -----------------------------           ---------------------------------
Operating loss                                             (785,986)         (533,721)           (2,011,698)           (1,463,826)

Other income(expense):
      Interest income                                         8,154             4,823                17,402                15,344
      Loss on disposal of equipment                             -                 -                 (25,302)                  -
                                                        -----------------------------           ---------------------------------
Net loss                                                $  (777,832)      $  (528,898)          $(2,019,598)          $(1,448,482)
                                                        =============================           =================================
Net loss per share - Basic and diluted                  $     (0.08)      $     (0.06)          $     (0.21)          $     (0.18)
                                                        =============================           =================================
Weighted average number of common and
      common equivalent shares outstanding -
      basic and diluted                                   9,958,647         8,650,916             9,472,360             8,061,172
                                                        =============================           =================================

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Cash Flows
                                   (Unaudited)



                                                                                                   Nine months ended June 30
                                                                                              ------------------------------------
                                                                                                     2004                 2003
                                                                                              ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                                         $(2,019,598)         $(1,448,482)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                   26,076               24,718
      Loss on disposal of equipment                                                                   25,302                  -
      Changes in operating assets and liabilities:
         Accounts receivable                                                                          39,346              (68,777)
         Inventories                                                                                  12,279             (156,240)
         Prepaid expenses                                                                            (24,778)             (34,152)
         Accounts payable                                                                            (64,898)               3,153
         Accrued expenses                                                                             13,688               32,458
         Deferred revenue                                                                              6,045              (97,600)
                                                                                              ------------------------------------
Net cash used in operating activities                                                             (1,986,538)          (1,744,922)
                                                                                              ------------------------------------

INVESTING ACTIVITIES
Purchase of patent                                                                                    (1,917)              (2,475)
Purchase of property and equipment                                                                   (68,303)             (29,851)
                                                                                              ------------------------------------
Net cash used in investing activities                                                                (70,220)             (32,326)
                                                                                              ------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                             5,866,376            1,697,010
                                                                                              ------------------------------------
Cash provided by financing activities                                                              5,866,376            1,697,010
                                                                                              ------------------------------------

Increase in cash and cash equivalents                                                              3,809,618              (80,238)
Cash and cash equivalents at beginning of period                                                   1,694,648            2,219,851
                                                                                              ------------------------------------
Cash and cash equivalents at end of period                                                        $5,504,266           $2,139,613
                                                                                              ====================================


The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.
                     Notes To Unaudited Financial Statements
                                  June 30, 2004
1.   BASIS OF PRESENTATION

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


2.   STOCKHOLDERS' EQUITY

     A summary of changes in stockholders' equity for the nine months ended June 30, 2004 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                       COMMON STOCK
                                                      .01 PAR VALUE                 ADDITIONAL         ACCUMULATED
                                                   SHARES          AMOUNT         PAID IN CAPITAL        DEFICIT           TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003                    8,744,666        $ 87,446         $ 23,440,705      $ (21,551,004)     $ 1,977,147
------------------------------------------------------------------------------------------------------------------------------------
Exercise of Stock Options/Warrant                  179,250           1,793              364,240                  -          366,033
------------------------------------------------------------------------------------------------------------------------------------
Private Placement - January, 2004
Net of Issuance Cost                             1,110,000          11,100            5,489,243                           5,500,343
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                 -               -                    -         (2,019,598)      (2,019,598)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                        10,033,916        $100,339         $ 29,294,188       $(23,570,602)      $5,823,925
------------------------------------------------------------------------------------------------------------------------------------



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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of these instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's operations, financial position or cash flows.

4.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,269,950 as of June 30, 2004.

5.    REINCORPORATION

      In August of 2003, the Company completed its reincorporation into the State of Delaware. All assets and liabilities of the Company, as originally organized in the state of Minnesota, have been assumed by the newly formed Delaware Corporation. Each share of common stock issued and outstanding immediately prior to the re-incorporation was converted into one share of common stock of the newly formed corporation. The Company's name remains Medwave, Inc.

6.    STOCK PURCHASE AGREEMENT

      On January 8, 2004, the Company entered into a Stock Purchase Agreement with certain investors. Under the terms of the agreement, the Company issued 1,110,000 shares of common stock yielding $5,500,343 net of issuance costs.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, as well as factors discussed in the Company's other filings with the SEC, have affected and, in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products, the Company's success in creating effective distribution channels for its products, the Company's ability to scale up its manufacturing process, and delays in product development or enhancement or regulatory approval. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month and nine-month periods ended June 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and other financial information included in our April 30, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

Operating revenue for the nine months ended June 30, 2004 decreased 33% from the nine months ended June 30, 2003. Revenue from the North American market was approximately $505,195 for the nine-month period ended June 30, 2004. Revenue from the North American market for the nine-month period ended June 30, 2003 was approximately $600,074, which included revenue from dealers who purchased demonstration equipment. There were no such orders during the nine months ended June 30, 2004. Revenue from international markets, including OEM revenue from Nihon Kohden, was approximately $155,199 and $389,851 for the nine-month periods ended June 30, 2004 and 2003, respectively.

We recently announced the signing of another OEM agreement with ZOLL Medical Corporation. ZOLL Medical is a leader in cardiac resuscitation devices and an innovator in their field. We anticipate that we will begin to ship products to fulfill this agreement in the months ahead. Also, should ZOLL decide to sell into the Japanese market in the future, there are no restrictions within the existing agreement with Nihon Kohden.

We continue to place a tremendous amount of management time and focus on potential OEM agreements and additional third party discussions. We believe that these agreements with other organizations provide a significant possibility to sell large volumes of our technology, as well as compliment our direct sales force's activities by further validating our technology in the market.

We continue to add new sales professionals to our United States sales force. We have been, and will be in the months ahead, working to fill open sales territories. We believe that with the numerous product validation studies, both formal and anecdotal, the recent signing of the major group purchasing contracts with AmeriNet, Novation, and Mayo Foundation, and the technology recognition which we have received in the form of the Child Health Corporation Seal of Acceptance and the Frost and Sullivan Technology Innovation Award, that we will now benefit by investing in additional sales professionals to increase our market penetration and revenue generating capabilities.

GENERAL

As of June 30, 2004, Medwave employed twenty-six (26) full-time employees and three (3) part-time employees. Of the 26 full-time employees, 9 are in sales, 1 is international sales and product marketing, 2 are field clinical/technical support, 3 are administrative support/order management/marketing & business development, 10 are research & development/manufacturing/technical support, and 1 is President & CEO. Of the 3 part-time employees, 2 are in accounting and 1 is administrative support/human resources. In the months ahead, we intend to hire additional direct sales professionals in our continued effort to penetrate both the U.S. hospital market as well as the pre and post hospital market. In addition, we will most likely need to hire additional engineering and support staff to successfully introduce new products as well as optimize our OEM agreements. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body's cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients' conditions and rapidity with which their conditions can deteriorate. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient's own home environment. Recently, reports have been published, exploiting challenges with conventional blood pressure cuff technology. The cuff has been reported to have difficulty monitoring people with fairly large or small arms as well as people with relatively high or low blood pressure and people who may be in motion or have tremors. Medwave is confident that its blood pressure monitoring technology will overcome these traditional challenges, and as a result, continues to work on products that will allow for broader market penetration, eventually including the personal monitoring markets. In the near future, Medwave believes that it will have products that address the pre and post hospital market, additional OEM business opportunities, and the consumer blood pressure market. It is estimated that approximately 25 million people in the United States are measuring their personal blood pressure each day.

Medwave Inc. develops, manufactures, and distributes non-invasive blood pressure products. Its Vasotrax(R) Hand Held Monitor, the Vasotrac(R) APM205A NIBP Monitor, the Vasotrac DS APM205A and the MJ23 OEM Module are new approaches to non-invasive blood pressure monitoring. Medwave has received the necessary regulatory clearances to market its technology in Europe, Asia, and the United States. Medwave is ISO13485/ISO9001/MDD93/42/EEC certified, and all of its products are CE marked.

RECENT DEVELOPMENTS

In June, 2004, Medwave signed an OEM Supplier Agreement with ZOLL Medical Corporation. ZOLL Medical is a market leader in cardiac resuscitation. In the months ahead, Medwave expects to begin shipping products as a part of this agreement. In September, 2003, Medwave signed an agreement with Novation, the leading supply chain management company in healthcare, to offer our sensor-based blood pressure measurement solutions to the more than 2,300 health care organizations that purchase supplies through Novation. This contract covers our Vasotrac and Vasotrax technology. Subsequent to this, in April, 2004, Medwave was chosen by Novation as one of only 10 suppliers to showcase its products in Novation's Technology Pavilion at the Novation Leadership Conference. More than 700 suppliers were invited to be considered for this showcase. The conference was attended by leaders of Novation member hospitals. During December, 2003, we signed a corporate purchasing agreement with the Mayo Foundation Hospital and its 35 affiliate hospitals. As a result of this agreement, Medwave's technology is now listed as an alternative for the 35 Mayo Foundation hospitals. Several Mayo hospitals currently use Medwave's technology and have recently purchased additional products from Medwave. Prior to signing the agreement, the Mayo Foundation Hospital in Rochester, MN performed an 18-month clinical study comparing the Vasotrac system to an invasive catheter.

We have continued to focus on building our direct sales organization, adding or upgrading hospital-based sales professionals. As of June 30, 2004, we employed nine hospital-based Sales Specialists, two Clinical/Technical Support Specialists, and one Marketing / International Sales Manager. Over the next few months, we plan to hire additional hospital and alternative care sales professionals to expand our reach into the U.S. market.

RESULTS OF OPERATIONS

The results of operations compares the three months and nine months ended June 30, 2004 and 2003. The analysis of liquidity and capital resources compares June 30, 2004 to September 30, 2003.

Operating revenue was $223,600 and $355,600 for the quarters ended June 30, 2004 and 2003, respectively, a decrease of 37%. Operating revenue was $660,400 and $989,900 for the nine-month periods ended June 30, 2004 and 2003, respectively, a decrease of 33%. This decrease is due to a reduction in U.S. distributor demonstration equipment orders, as well as to the inability to ship additional OEM modules and Vasotrac monitors to our Japanese partner, Nihon Kohden, because of internal delays in their product launch plans.

Cost of sales and product development was $178,700 and $259,100 for the quarters ended June 30, 2004 and 2003, respectively, a decrease of 31%. Cost of sales and product development was $461,600 and $556,400 for the nine-month periods ended June 30, 2004 and 2003, respectively, a decrease of 17%.

We incurred $123,600 and $76,600 for research and development expenses for the quarters ended June 30, 2004 and 2003 respectively, an increase of 61%. Salary and benefit expenses increased approximately $8,000 due to the addition of a full time software engineer in June, 2003 and a full time electronic design engineer in April, 2004. Also, patent activity charges are approximately $35,000 higher compared to last year, because we are reviewing our patent positions, as well as performing legal examinations for additional patents. We incurred $364,900 and $330,200 for research and development expenses for the nine-month periods ended June 30, 2004 and 2003 respectively, an increase of 11%. This increase is mainly due to an increase in patent activity charges of approximately $38,000. Salary expense increased but was offset by the elimination of engineering contractors.

We incurred $489,400 and $360,700 for sales and marketing expenses for the quarters ended June 30, 2004 and 2003, respectively, an increase of 36%. We incurred $1,212,100 and $1,013,500 for sales and marketing expenses for the nine-month periods ended June 30, 2004 and 2003, respectively, an increase of 20%. Since September 30, 2002, we have been building up our direct sales force from 8 to a maximum of 15 people. This increase in employees has substantially increased sales and marketing expenses such as salaries, benefits, travel, telephone and sales supplies.

We incurred $217,900 and $193,000 for general and administrative expenses for the quarters ended June 30, 2004 and 2003, respectively, an increase of 13%. We incurred $633,400 and $553,700 for general and administrative expenses for the nine-month periods ended June 30, 2004 and 2003, respectively, an increase of 14%. The increase in general and administrative expenses was attributable to an increase in outside services of approximately $40,000 associated with the costs of being a public company. We have recently performed an internal analysis of the cost to fulfill our responsibilities as a public company, and we anticipate that the cost will continue to rise in the quarters ahead. In addition, bad debt expense increased approximately $18,000 due to an increase in our reserve account of $10,000 and the write off of some old uncollectible accounts. General insurance, as well as employee health insurance, has increased approximately $14,000 in the past 9 months, and is expected to continue to increase. In the past 12 months, our employee health insurance expenses have risen by approximately 100%.

Interest income was $8,200 and $4,800 for the quarters ended June 30, 2004 and 2003, respectively. Interest income was $17,400 and $15,300 for the nine-month periods ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $5,504,300 and $1,694,600 at June 30, 2004 and September 30, 2003, respectively reflecting the additional capital received from the January 8, 2004 Private Placement. This increase is offset by a continued investment in sales and marketing as well as the increase in general and administrative expenses.

With the cash and cash equivalents of approximately $5,500,000, we believe that sufficient liquidity is available to satisfy our working capital needs through June 30, 2005.

Beginning in January of this year, we began the process of upgrading our accounting software, Great Plains. Four additional modules, which include inventory, bill of materials, sales order processing, and purchase order processing, that were not being utilized have been activated, and computer hardware has been upgraded as well. Prior to this upgrade, those four modules were being handled off-line. As business growth continues, this project is a necessary building block to support that growth and ensure that all business functions work concurrently. Total cost to date is approximately $40,000 for the software up-grade, implementation, and training, and approximately $5,000 for hardware. We expect to spend an additional $25,000 to complete the project and to possibly add more functionality.

We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.

Cash flows used in operations increased to $1,986,500 for the nine months ended June 30, 2004 from $1,744,900 for the nine months ended June 30, 2003, an increase of $241,600. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation. The use of cash in operations for the nine-month period ended June 30, 2004 included a decrease in accounts receivable as well as an increase in prepaid expenses and a decrease in accounts payable. The use of cash in operations for the nine-month period ending June 30, 2003 included an increase in inventory and accounts receivable as well as a decrease in deferred revenue.

Cash flows used in investing activities increased to $70,200 for the nine months ended June 30, 2004 from $32,300 for the nine months ended June 30, 2003. This increase reflects the cost of the upgrade to our accounting software.

Financing activities provided $5,866,376 from the exercise of stock options and a stock warrant as well as the January, 2004 Private Placement during the nine months ended June 30, 2004, and $1,697,010 from the January, 2003 Private Placement during the nine months ended June 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption "Contractual Obligations" shows the amount of our operating lease payments by year.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods. We recently renewed our operating lease commitments for our Danvers, MA and Arden Hills, MN locations. Both leases were extended for a three-year period.

                                                                                 PAYMENTS DUE BY PERIOD
                                                                       -------------------------------------------
                                                                       TOTAL         1 YEAR OR LESS      1-3 YEARS
                                                                       -----         --------------      ---------

   Operating lease commitments...........                             $327,081          $111,589          $215,492

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003: risk-free interest rates of 3.96% and 5.60% for the periods ending June 30, 2004 and 2003, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.60 and .64, respectively, and a weighted average expected life of the option of five years.

The Company granted options to purchase 155,500 shares and 292,500 shares during the nine months ended June 30, 2004 and 2003 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              Three months ended June 30      Nine months ended June 30
                                                             -----------------------------------------------------------
                                                                   2004             2003            2004           2003
                                                             -----------------------------------------------------------
Net loss as reported                                         $ (777,832)      $ (528,898)   $ (2,019,598)  $ (1,448,482)

Add: Stock-based employee compensation expense
  included in reported net loss                                       -                -               -              -

Deduct: Total stock-based employee compensation
  determined under fair value method for all awards            (112,062)         (87,677)       (329,750)      (350,750)
                                                             ----------------------------------------------------------
Pro forma net loss                                           $ (889,894)      $ (616,575)   $ (2,349,348)  $ (1,799,232)
                                                             ==========================================================
Basis and diluted loss per share
  As reported                                                     (0.08)           (0.06)          (0.21)         (0.18)

  Pro forma                                                       (0.09)           (0.07)          (0.25)         (0.22)



Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of June 30, 2004 is adequate. However, actual write-offs may exceed the recorded allowance.

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

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business. There was no change in the Company's internal control over financial reporting that occurred during the three-month period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1.            Election of Directors:

              -------------------------------------------------------------------------------
                                                       FOR                           WITHHOLD
              -------------------------------------------------------------------------------
              Solomon Aronson M.D.                  7,424,735                          8,650
              -------------------------------------------------------------------------------
              William D. Corneliuson                7,353,935                         79,450
              -------------------------------------------------------------------------------
              Timothy O'Malley                      7,424,735                          8,650
              -------------------------------------------------------------------------------

2. Approving the sale of common stock to William D. Corneliuson, Chairman of the Board:

              --------------------------------------------------------------------------------------------------------
                             FOR                   AGAINST               ABSTAIN                 BROKER NON-VOTE
              --------------------------------------------------------------------------------------------------------
                          4,774,954                44,021                 31,611                    2,582,799
              --------------------------------------------------------------------------------------------------------

3. Approving an amendment to the Company's Stock Option and Grant Plan (the "Option Plan") that will increase the number of shares that can be issued under the Option Plan by 250,000 shares:

              --------------------------------------------------------------------------------------------------------
                             FOR                   AGAINST               ABSTAIN                 BROKER NON-VOTE
              --------------------------------------------------------------------------------------------------------
                          4,659,714                153,783                37,089                    2,582,799
              --------------------------------------------------------------------------------------------------------

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

                  (1)   N/A








                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    August 12, 2004                   Medwave, Inc.


                                           By:  /s/ Timothy J. O'Malley
                                                --------------------------------
                                                Timothy J. O'Malley
                                                President and Chief Executive
                                                Officer (Principal Executive
                                                Officer and Principal Financial
                                                Officer)