Form 10-K
period 2004-09-30
MEDWAVE INC
filed 2005-01-12
CIK 876043

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

      For the transition period from ________________ to _______________________

                         COMMISSION FILE NUMBER: 0-28010

                                  MEDWAVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                    41-1493458
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                    Identification No.)

                435 Newbury Street, Suite 206, Danvers, MA 01923
               (Address of Principal Executive Offices, Zip Code)

Registrant's telephone number, including area code: (978) 762-8999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). YES [ ] NO[X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the last sale price as of the last business day of the registrant's most recently completed second fiscal quarter, March 31, 2004, was approximately $57,039,700

As of December 15, 2004, 10,058,916 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

PART I
         ITEM 1   BUSINESS..............................................................     3
         ITEM 2   PROPERTIES............................................................    23
         ITEM 3   LEGAL PROCEEDINGS.....................................................    23
         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................    23

PART II
         ITEM 5   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER
                  PURCHASES OF SECURITIES...............................................    24
         ITEM 6   SELECTED FINANCIAL DATA...............................................    26
         ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULT OF OPERATIONS..................................................    27
         ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............    32
         ITEM 8   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA............................    33
         ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..................................................    50
         ITEM 9A  CONTROLS AND PROCEDURES...............................................    50
         ITEM 9B  OTHER INFORMATION.....................................................    50

PART III
         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................    50
         ITEM 11  EXECUTIVE COMPENSATION................................................    52
         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS.......................................    54
         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................    55
         ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES................................    55

PART IV
         ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES............................    56

MEDWAVE(R), VASOTRAC(R) AND VASOTRAX(R) ARE TRADEMARKS OF THE COMPANY.

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

TRENDS AND WHICH DO NOT RELATE TO HISTORICAL MATTERS IDENTIFY FORWARD-LOOKING STATEMENTS. RELIANCE SHOULD NOT BE PLACED ON FORWARD-LOOKING STATEMENTS BECAUSE THEY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MEDWAVE, INC. (THE "COMPANY") TO DIFFER MATERIALLY FROM ANTICIPATED FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN ITEM 1. SOME OF THE RISKS AND UNCERTAINTIES THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE GENERAL ECONOMIC CONDITIONS, LENGTHY ACQUISITION CYCLES BY POTENTIAL CUSTOMERS, OUR ABILITY TO SUCCESSFULLY MARKET OUR PRODUCTS, AS WELL AS THOSE RISKS AND UNCERTAINTIES SET FORTH UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 16.

                                     PART I

ITEM 1. BUSINESS.

                                 COMPANY PROFILE

Medwave, Inc., or the Company, was organized under Minnesota law in 1984. In May, 2003, our shareholders voted to re-incorporate the Company under the laws of the State of Delaware via a merger between the Minnesota corporation and the Delaware corporation. We are engaged exclusively in the development, manufacture, and sale of non-invasive, blood pressure measurement and monitoring systems and of related technologies.

Our principal office is located at 435 Newbury Street, Danvers, Massachusetts 01923 and our telephone number is (978) 762-8999. We also have an office located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112, and the telephone number is (651) 639-1227.

                                    BUSINESS

GENERAL

As of December 1, 2004, Medwave employed 31 full-time employees and three part-time employees. Of the 31 full-time employees, 11 are in sales, one is in international sales and product marketing, three are in clinical education/support, one is in finance, one is in business development/product marketing, 13 are research & development/manufacturing/technical support/quality assurance, and one is President and Chief Executive Officer. Of the three part-time employees, two are in finance and one is in administrative support/human resources. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body's cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients' conditions and rapidity with which their conditions can change. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient's own home environment. It has recently been reported that approximately sixty-five million (65,000,000) people in the United States are considered hypertensive (with high blood pressure) and this number has grown substantially over the past several years.

Utilizing our proprietary technology, we developed the Vasotrac(R) APM205A system which monitors blood pressure, providing new readings approximately every fifteen (15) heartbeats. We believe that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it one of the more advanced approaches to blood pressure monitoring. In February 1995, we received initial clearance from the US Food and Drug Administration, or the FDA, to market the Vasotrac system. We have also developed a hand-held blood pressure monitor, the Vasotrax(R). This hand-held monitor is based on the technology used in the Vasotrac system. In connection with our supplier agreement with Nihon Kohden of Japan, we have developed a module of our Vasotrac continual non-invasive blood pressure monitor the MJ23. The MJ23 module is designed to be integrated into Nihon Kohden's larger, more comprehensive systems. In June 2004, Medwave signed a supplier agreement with Zoll Medical Corporation, a company involved in the cardiac resuscitation markets. In September 2004, Medwave signed a Development Investigation Agreement with a global electronics company, with the intent of exploring projects of mutual interest and potential benefit.

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

As a general matter, we believe that non-invasive rather than invasive treatments and methods are preferred by clinicians for numerous medical conditions and processes, including the measurement and monitoring of blood pressure. Non-invasive techniques significantly reduce patient risk and increase patient comfort. In addition, the time and expense required to set up, maintain, and remove non-invasive equipment generally is substantially less than with invasive systems. We believe that, in many cases, patients in emergency departments and associated environments, critical care, operating rooms, cardiology departments, and pediatric environments could benefit from non-invasive continual blood pressure monitoring after the point at which clinicians may now cease obtaining such readings due to concerns associated with prolonged or indefinite uses of invasive techniques.

Non-Invasive Blood Pressure Cuffs:

Many non-invasive blood pressure measurement techniques utilize a manually operated occlusive cuff around the upper arm. A relatively simple blood pressure instrument, called a sphygmomanometer, contains a cuff connected to a hand air pump and pressure gauge or mercury column. The cuff is inflated to a pressure above that of systolic pressure until the brachial artery is completely occluded, and then the cuff is slowly deflated. During deflation, the clinician must listen to the pulse in the brachial artery. Upon hearing and properly interpreting the appropriate sounds, the clinician records the pressures shown on the gauge or mercury column. The cuff pressure occurring simultaneously with certain observed events within the circulatory or cuff systems are taken as the systolic and diastolic pressures. This process may take several minutes to complete, and in some patients will cause significant discomfort due to the squeezing of the cuff around the upper arm. Numerous clinical studies have been performed comparing the accuracy of this method with the invasive arterial catheter, and have shown a wide degree of variation with this method being caused by such things as environmental noise and movement, improper cuff size, and readings taken too close in time to one another.

Our Vasotrax hand-held monitor has several advantages over a traditional sphygmomanometer. The Vasotrax can produce a reading in approximately 15 seconds, whereas the sphygmomanometer may take several minutes to produce a reading. This can be a significant advantage in emergency situations, or within busy physician office practices. Also, this time saving of several minutes each time a blood pressure is obtained can improve staff efficiency, which is particularly important in light of the current shortage of nursing professionals. Another advantage is patient comfort because the Vasotrax does not require a complete obstruction of the artery as does the sphygmomanometer. Recently, many states have mandated that the reduction of mercury be accomplished by specified dates. Healthcare systems are searching for an alternative method to replace the thousands of mercury filled blood pressure sphygmomanometers currently in use. It is estimated that approximately 125,000 point of care blood pressure devices are sold each year into the professional markets, which include hospitals, clinics, and physician's offices. Medwave believes that this is an environment that could significantly benefit from our technology. However, we also realize that cost of operation and purchase pricing are drivers in these segments. We have been working to develop a more universally accepted version of our Vasotrax Handheld. We believe that during 2005, we will introduce this version of the product to the markets, however there can be no assurance that we will actually do so.

An automated, non-invasive blood pressure monitoring system is already commonly used throughout hospitals, clinics, nursing homes, out-patient and ambulatory surgery centers, and physician's offices. In addition, every bedside monitor, whether configured, stand-alone, or networked, incorporates an automatic blood pressure cuff. It is estimated that there are approximately 500,000 bedside monitors installed in the world market, with approximately 75,000 new monitors sold per year. In addition, within the pre-hospital emergency medicine response market, most defibrillators are sold with an automatic blood pressure cuff built into them. It is estimated that approximately 60,000 new defibrillators are sold each year. The automated non-invasive blood pressure monitoring system currently dominating the stand-alone market is the Dinamap(R) product, marketed by GE Medical Systems, a division of General Electric Company. The Dinamap(R) provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap(R) product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer signification discomfort from the frequent cuff inflation. In addition, with cuff-based systems, arm circulation is cut off during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines and other forms of monitoring, and arm bruising and sleep interruption frequently occur. Also, the manual and automatic cuff systems have not performed well in areas with a high degree of motion, such as in ambulances or cardiac stress labs. It is estimated that there are approximately 450,000 stand-alone/vital signs monitors installed in the market, with approximately 60,000 per year being sold for expansion or replacement reasons.

In contrast to the sphygmomanometer and other cuff-based systems, our Vasotrac system and Vasotrax hand-held monitor do not require an inflatable cuff but instead contain a unique pressure sensor that is placed on the wrist. In addition to the comfort factor and greater versatility of our Vasotrac system and Vasotrax hand-held monitor, we believe that our Vasotrac has a very important advantage over cuff-based systems: more rapid readings that allow for more precise monitoring. The accuracy of the Vasotrac has been compared to an invasive arterial catheter and has achieved an excellent correlation across a broad spectrum of patients, and in a variety of settings, including the emergency medicine areas, bariatric (treatment of morbid obesity), pediatrics, operating rooms, and other care areas. The Vasotrac produces an arterial waveform, not available on either manual or automatic cuffs, and provides significant improvement in patient comfort due to our measurement technique. The Vasotrac interfaces directly into existing patient monitoring systems by plugging an interface package (the NIA V-Line) into the invasive pressure channel normally used for the arterial catheter. Hospitals in the U.S. market have over 500,000 patient monitoring systems installed with invasive pressure channels. Most of these monitors have multiple invasive pressure channels. During the spring of 2001, we introduced a new High Motion Tolerant, or HMT, software package that has the capability of monitoring a patient's blood pressure during excessive movement, such as is found in ambulances or cardiac stress labs. In a recent clinical study presentation that was completed by researchers from Massachusetts General Hospital in Boston, Massachusetts, the Vasotrac was compared to an invasive arterial catheter in a hospital trauma center. The results were favorable and showed that the Vasotrac performed well compared to the invasive methods in this clinical environment. The Vasotrac was also compared with an automatic blood pressure cuff in a trauma transport setting, and performed well in the transport environments when many times the blood pressure cuff had challenges. Other favorable performance characteristics highlighted by the researchers were the benefit of the waveform produced from the Vasotrac and the comfort associated with the sensor versus a blood pressure cuff. This study has been accepted for publication in 2005 in a major Emergency Physicians Medical Journal.

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

For the hospital based patients who require continual blood pressure monitoring, invasive methods are currently the clinician's technology of choice. Given the attractiveness of non-invasive monitoring, however, several companies have introduced or are introducing products into this market for non-invasive continual monitoring of arterial pressure based upon several technologies. These technologies include pulse-wave velocity, partially inflated finger cuffs, partially inflated arm cuffs, and tonometry. We believe that none of these alternatives have gained wide acceptance within the clinical community for continually monitoring arterial pressure. This belief is based on previous, unsuccessful efforts of other companies to introduce accurate, continuous, and non-invasive blood pressure monitors, the absence of such products at major medical and other product shows, the lack of published advertisements, papers or studies about such products in respected scientific, medical and other journals, and anecdotal discussions with physicians and other medical personnel by our management. In addition, all of the devices which have been introduced historically were intended to be used predominantly in the operating room environment, as many of these technologies have had a difficult time performing with patients where motion or animation may be present. Medwave has focused its efforts on the hospital markets/departments over the past few years in an effort to introduce and gain clinical acceptance within the hospital setting. We have been involved in numerous clinical studies, which have been supported within clinical settings where traditional blood pressure cuffs have had a difficult time performing. As a result, our sales and marketing focus has been towards environments such as bariatrics, pediatrics, and emergency room settings, as well as the operating room. We have believed, and continue to believe, that our technology performs well in these clinical environments, while a blood pressure cuff, manual or automatic, is challenged most of the time within these same environments.

We originally attempted to build a dealer network to sell our technology, in an a effort to seek sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building our own employee sales force. However, we did not find this to be an effective manner to enter and initially penetrate the market, as most medical device dealer organizations do not have the level of sales time required to sell innovative, breakthrough technology such as ours. Over the past 24 months, we have been working to hire a direct sales organization, focused primarily on the hospital market. When we initially began to hire these sales professionals, we had a difficult time recruiting and attracting individuals with industry experience in medical device sales. However, over the past 12 months, we have been increasing our sales force. Recently, we have been able to recruit and retain individuals who are experienced in medical device sales, and as a result, we have become involved in larger projects, and in some cases, we have seen the sales process shorten. In addition, we have hired a National Sales Manager who is managing our sales efforts in the U.S. hospital markets. We have terminated all of our U.S. dealers, and in most cases we will not replace them, due to the reasons stated above. We do have some distribution agreements outside of the United States, and over the next 12 months, will place additional focus on expansion in some of these key international markets. We also continue to have discussions with other medical device companies about a variety of topics, including the possibility of expanding our sales channels through larger, more established organizations.

Our success is dependent upon the successful development and marketing of the Vasotrac system, the MJ23 OEM module, the Vasotrax hand-held monitor as well as related technology, and additional products which are expected to be introduced into the markets during 2005. However, there can be no assurance that our products or related technology will be successfully marketed or sold in sufficient quantities and at margins necessary to achieve or maintain profitability. Also, there can be no assurance that we will actually bring any additional products to the market in 2005.

In September 2000, we signed an OEM module agreement with Nihon Kohden that required us to develop and produce a Vasotrac module integrated into the Nihon Kohden patient monitoring product family. As part of this agreement, Nihon Kohden placed an initial order for Vasotrac OEM modules, to be delivered over the initial 18 months, and paid us a down payment of $125,000, that was received in October 2000. This payment was accounted for as deferred revenue. We have been shipping our MJ23 OEM Modules to Nihon Kohden, since November 2001. Nihon Kohden has experienced challenges in introducing our MJ23 technology. We believe that this is primarily due to the fact that they are the first company other than Medwave to promote our technology, and they may not currently possess the expertise required within their sales organization to effectively promote and support the products. Medwave has and continues to work with Nihon Kohden in training their organization, and we have met with their sales, marketing and engineering management representatives in an ongoing effort, to build plans around how to become more successful in promoting Medwave technology. As a result of Nihon Kohden not being able to purchase specified quantities of modules, Medwave is now able to sell OEM modules to other patient monitoring companies for resale within the Japanese market. We view this as a positive result, as Japan is the third largest medical device market in the world. In June 2004, we signed an additional supplier agreement with Zoll Medical Corporation. Zoll is a leader in the field of cardiac resuscitation products. We believe that we will begin to ship products to satisfy the terms of this supplier agreement during 2005. This is a non-exclusive agreement; therefore we will attempt to enter into additional agreements in this market segment. We believe that our market penetration in the hospital market, and the pending publication of several clinical performance studies about our technology, has increased the interest level in our technology with these other organizations.

At the end of November 2000, we began shipments of our Vasotrax hand-held monitor. To date, this product has been sold into hospitals, in conjunction with Vasotrac sales projects, and in some cases this product has been sold into the EMS/EMT market segment. We have started to hire additional direct sales professionals who are going to be focused on the pre and post hospital markets. In addition, we have been developing additional handheld products, which we expect to introduce and sell through this new sales channel during 2005.

We have been building our own sales organization to work in smaller geographies. We currently have a direct sales force of 11 employees. All of our sales professionals are focused on the hospital environment and typically sell into numerous departments within the same institution. The exception is the recent hire of the pre and post hospital sales people.

Our short-term and long-term investments are being used primarily to increase our sales and marketing efforts and increase awareness of Medwave and our technology in the markets, to continue clinical testing of the Vasotrac system, the Vasotrax hand-held monitor and related technologies, to continually validate our technology against traditionally used blood pressure monitoring devices and to create peer-to-peer consensus regarding our technology. In addition, we have been in the process of developing additional handheld products and additional products based on our Vasotrac technology. We have been placing additional emphasis on our OEM efforts and have developed a kit, which may be purchased by other companies, so that they may evaluate our technology and its applicability within their products. We anticipate incurring additional losses from further development, testing, regulatory compliance and sales and marketing expenses for the foreseeable future. Over the next twelve months, we expect to spend in excess of $500,000 for research and development, including amounts expected to be spent on clinical trials for new products and further clinical studies. Even assuming only limited sales, we believe that cash and cash equivalents will allow us to meet our cash requirements for at least twelve months from September 30, 2004. If the development process for our products does not proceed as expected due to significant product design changes, market acceptance difficulties, unexpected difficulties in attaining cost-effective manufacturability or higher than expected sales and marketing costs, we may require additional capital at an earlier date. We may seek such capital through bank borrowing, equipment financing, equity financing, and/or other methods. Our financing needs are subject to change depending on, among other things, market conditions and opportunities, equipment or other asset-based financing that may be available, and cash flow from operations. Any material favorable or unfavorable deviation from our anticipated expense levels could significantly affect the timing and amount of additional financing that may be required. However, additional financing may not be available when needed or, if available, may not be on terms that are favorable to our shareholders or us. In addition, any such financing could result in substantial dilution to our existing shareholders.

We have incurred an accumulated deficit of $24,382,068 from our inception through September 30, 2004. We expect to incur additional losses from development, clinical studies, regulatory compliance, sales, marketing, and other expenses at least until we complete the development of the technology and market acceptance begins.

We have financed our activities through an initial public offering, or IPO, in November 1995, and a series of earlier private placements of equity securities, including shares of preferred stock that were converted into common stock just prior to our IPO in November 1995. On March 6, 1998, we completed a private placement that raised approximately $2,990,000 in net proceeds. On March 20, 2001 and June 13, 2001, we completed the first round and the second round, respectively, of a private placement that raised approximately $5,300,000 in net proceeds. On January 23, 2003, we sold an additional 1,400,000 shares of our common stock, and raised approximately $1,697,000 in net proceeds. On January 8, 2004, we entered into a stock purchase agreement with certain investors. Under the terms of the agreement, we issued 1,110,000 shares of common stock, yielding $5,500,343 in net proceeds.

PRODUCTS DESCRIPTION

We believe that the continual blood pressure readings and the efficacious and non-invasive qualities of our Vasotrac system, Vasotrax hand-held monitor, and MJ23 OEM Module make them a new, superior approach to blood pressure monitoring. The system is designed to assist clinicians in the therapeutic management of their patients by providing frequently updated blood pressure readings in an easily obtained and comfortable manner. The Vasotrac is a microprocessor-controlled system consisting of (i) a liquid crystal display, LED displays, a Central Processing Unit and a key pad, all housed in an aluminum case, (ii) a patient cable, and (iii) a replaceable pressure sensor.

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

The Vasotrac system, Vasotrax hand-held monitor, and the MJ23 OEM Module utilize our proprietary algorithms and sensors, which applies pressure to the artery as the pressure waveforms are measured by the sensor. Then, our proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, mean pressure readings, and pulse rate approximately every fifteen heartbeats. The Vasotrac system displays systolic, diastolic, and mean blood pressure in millimeters of mercury (mmHg) as well as heart rate in beats per minute. The Vasotrax hand-held monitor displays systolic and diastolic blood pressure as well as pulse rate. These values are displayed after the clinical user manually presses the Vasotrax on the subject's radial artery for approximately 15 seconds.

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

In the summer of 2001, we introduced the NIA V-Line interface product, which allows the clinician to plug the Vasotrac directly into the pressure channel of the clinician's existing, more comprehensive monitoring system, allowing for a true "Plug and Play" and capture of data into the clinician's central system. In addition, we introduced the HMT, or High Motion Tolerant, software package, which is designed to allow the clinician to take continual non-invasive blood pressure readings on patients in circumstances where motion is prevalent. In these clinical environments, obtaining a valid blood pressure value with manual cuffs is a significant challenge for the caregiver, as it requires using a stethoscope that may be difficult to hear through due to high motion and accompanying noise. Also, it has been reported to us that automatic cuff systems have not functioned well in situations involving high motion, even if they are designed for this application. As a result, our technology has been a topic in numerous clinical studies in cardiology and emergency departments who are considering the Vasotrac as a solution. We believe that clinical acceptance of our technology is eminent, and that the results of so many clinical studies have been presented very positively. Due to this and the fact that we have entered into negotiations with other companies regarding integration of our technology into their larger platforms, as well as the fact that we have become involved in several customer situations, where our technology is becoming the choice to replace blood pressure cuffs, we have been developing additional products that incorporate and utilize our Vasotrac and V-Line technology. We believe these products will allow us to expand our reach into numerous additional market segments. We expect these products to be introduced during 2005, however there can be no assurance that we will actually do so.

During May 2004, we introduced our Vasotrac DS model continual blood pressure monitor. We developed this model monitor based on feedback and input from our customers, who asked for a sensor that could be changed after each patient use. The Vasotrac DS model also affords us the ability to present creative purchase plans for customers. Since we introduced the Vasotrac DS, we have been able to develop several centers that had an interest in standardizing a given care area, and we have established purchase models consisting of a variety of options for the customer to utilize when purchasing our technology, including making a down payment on the Vasotrac DS monitor and then purchasing a defined number of sensors; or strictly committing to a specified number of sensors at a higher price per unit, and the Vasotrac DS may be given to the customer at no capital charge. We anticipate that this type of purchasing model will become more attractive to our customers in the U. S. market over the next several months.

Our continued development of the Vasotrax hand-held blood pressure monitor may result in a product that has sales potential in both the professional market (doctors, nurses, and medical technicians) and eventually the consumer market. We have been developing additional handheld based products, and expect to introduce those to the markets during 2005, however there an be no assurance that we will actually do so.

CLINICAL STUDIES

We have conducted clinical studies for four purposes: (i) to aid the product development process, (ii) to obtain data for submission to the regulatory agencies, (iii) to help us prepare marketing and sales information to promote greater awareness of the Vasotrac system and Vasotrax hand-held monitor, and
(iv) to gain a peer to peer recommendation for our technology. We have used two standards of comparison, the automated cuff and the arterial line (A-line). The automated cuff clinical did not allow synchronization of measurements between the cuff and our system because of the different number of heartbeats required to produce readings for each method. Further, the cuff does not meet the accuracy objectives that we set for the Vasotrac system and Vasotrax hand-held monitor. For these reasons, the cuff proved to be of limited utility in our studies. However, since the cuff has been a clinical tool for numerous years, and is still relied on by thousands of caregivers, we have started to do more comparisons. In addition, there have been a few studies where our technology was compared to a blood pressure cuff, purely from a comfort perspective. In these studies, our technology was rated to be overwhelmingly more comfortable than a conventional blood pressure cuff. This is a factor, which we feel provides us a significant clinical advantage in areas such as sleep medicine and for patients in acute care settings, where proper rest is a prerequisite of healing. In a recent press release, UCLA Medical Center announced that it chose the Vasotrac technology for an intensive clinical study in the sleep laboratory environment. This announcement came after years of searching for a method to use to monitor blood pressure during sleep. Other previously used methods, including a blood pressure cuff were not adequate, due to the fact that they disturbed sleep, thereby affecting the validity of the study. In addition, Virginia Polytechnic Institute and State University, Blacksburg, VA announced that a study "Self reported sensitivity to continuous noninvasive blood pressure monitoring via the radial artery", was published in the Journal of Psychosomatic Research during 2004. The conclusions stated that the Vasotrac technology was non-intrusive during extended wear, and the Vasotrac's sampling rate far exceeds that of the traditional blood pressure cuff methods.

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

In our original 510(k) Vasotrac submission to the FDA, we included not only clinical data, but also outlined a plan to continue testing and integrating the results from into the Vasotrac system. Based on the foregoing and, most importantly, the improvement in the overall results of the system's performance subsequent to its 510(k) submission, we believe that applicable FDA regulations do not require, and therefore at this point do not anticipate any need to submit to the FDA, the post-510(k) clinical studies.

We expect to continue conducting or supervising on-going clinical studies of the system on individuals with different characteristics and under various conditions until such time as the Vasotrac system receives general market acceptance. We cannot currently estimate the number of individuals to be tested or the amount of time and expense that will be required to perform and analyze these additional clinical studies in order to achieve general market acceptance for the system. However, based on the results from several of the studies which have already been completed, or that are underway, we believe the performance of the blood pressure cuff is suspect in numerous clinical settings and on a variety of patient types. Conversely, the performance of our technology in these same environments and/or patient types could prove to be more consistent and clinically useful. Therefore, we will continue to promote our strategy of supporting clinical studies, which are targeted towards our plans of becoming the technology of choice for non-invasive blood pressure monitoring.

In March 2001, we completed clinical testing of the Vasotrac system in pediatric applications. We used this clinical information to file a 510(k) to the FDA requesting clearance to allow for the use of the Vasotrac system on pediatric patients. In June 2001, we received 510(k) clearance from the FDA for use of the Vasotrac system in pediatric applications. To date, additional studies involving pediatric patients are ongoing, and in some cases, completed with favorable results. One study from Arkansas Children's Hospital in Little Rock, Arkansas, which was performed in the pediatric intensive care unit, compared the performance of the Vasotrac with the invasive arterial catheter. Continual blood pressure monitoring is often required in a pediatric intensive care unit, however in the past, the only way to obtain this level of data collection and comparison was to insert an invasive catheter into the patient. The Vasotrac technology performs favorably in regards to accuracy and frequency of updates to the invasive methods. This study was accepted for publication in the Journal of Clinical Monitoring and Computing.

We are currently expanding our studies of our systems to determine if the possibility exists to use the current sensor technology on different sites of the patient's body.

The object of our continued studies is to refine the design of the system and to test the system on a greater number of patients with different characteristics and under various conditions, such as a wide range of blood pressure readings, until such time, if ever, the Vasotrac system, the Vasotrax hand-held monitor and any future products may receive general market acceptance. In addition, we believe that the studies will help us to prepare better marketing, sales, and training information as well as to promote greater awareness and market acceptance of our products toward the goal of attaining commercial viability for them.

Below is a summary of the clinical studies completed and currently underway on the Vasotrac sensor-based non-invasive blood pressure system:

STUDY AND INSTITUTION                                                                    DATE COMPLETED
---------------------                                                                    --------------
a.   Volunteer Study - University of Minnesota                                           June 1994
b.   International Multi Center Study                                                    December 1997
       Tokyo's Women's Medical College, University of California, University of
       Vienna, University of Lille, St. Antoine Hospital and University of Minnesota
c.   Induced Hypotension - University of Vienna                                          August 1998
d.   Morbidly Obese Patients - University of Minnesota                                   September 1998
e.   Patient Comfort - University of Vienna                                              December 1999
f.   Volunteer Study II - University of Minnesota                                        June 2000
g.   Pediatric vs. Cuff - University of Minnesota                                        August 2000

STUDY AND INSTITUTION                                                                    DATE COMPLETED
---------------------                                                                    --------------
h.   Patient Comfort - Virginia Polytechnic Institute Published; Journal of              September 2000
     Psychosomatic Research-Fall 2004
i.   Vasotrac vs. Arterial Catheter - University of Arkansas, Children's' Hospital To    February 2001
     be published Journal of Clinical Monitoring & Computing-Winter 2004-2005
j.   Vasotrac vs. Arterial Catheter - Children Cardiology - Boston Children's Hospital   April 2004
     Awaiting publication during 2005
k.   Arkansas Children's - Sensor Options-Vasotrax Handheld Validation                   In Process
l.   LDS Hospital-Vasotrac in Sleep Lab Patients-Nocturnal Hypertension episodes         Study ended
m.   Mayo Clinic-Liver Transplant Correlation Results presented in Japan-Spring 2004     April 2003
n.   Univ. of UT-Primary Children's using the Vasotrac in Cath Lab instead of Catheters  In Process
o.   Massachusetts General Hospital-Vasotrac in Trauma Patients/EMS-EMT Environ.         June 2004
     Presented at several meetings during 2004, published in spring 2005
p.   Washington University in St. Louis-Comparing Vasotrac to Cuff in Obese Patients     August 2004
     Presented ASA Oct. 2004, PGA in NYC December 2004, awaiting publication
q.   Children's Hospital of Chicago-Vasotrac versus Femoral Artery Pressure in Children  In Process
r.   Children's Hospital of Boston-Vasotrac instead of A-Line in Scoliosis Patients      March 2003
     Awaiting Publication 2005
s.   University of Arizona Tucson-Comparison of Vasotrac to A-line in post-operative     In Process
     cardiac patients

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

We are developing new products for the future, and we will work with clinical partners to test the functionality and validate the technology in various clinical settings.

MARKETING

Our success depends primarily on gaining physician and hospital acceptance of our products. Gaining clinical acceptance of our technology usually requires our employees to participate in non-formal (not requiring IRB approval) clinical trials or evaluations. These evaluations usually compare our technology's performance to either a blood pressure cuff or to invasive arterial catheters. Having clinical studies and papers, which have been presented and/or published is essential and is usually the beginning of initial discussions with a prospective customer. In addition, it has become increasingly more important to gather and present economic data, which states and proves that our technology can reduce cost, improve patient through-put, and provide more efficiency for a hospital staff.

During our evaluation of potential formal clinical study proposals, which are routinely submitted to us for review, we evaluate the environment and determine if the clinical environment or setting has historically experienced challenges with either blood pressure cuffs or invasive catheters. We believe that there are several of these environments where our technology provides a logical step forward, such as bariatrics, pediatrics, and areas with a high degree of motion, such as cardiology and emergency medicine. Therefore, a significant portion of our clinical studies have been involved within these areas in an effort to further exploit the benefits of our technology. In addition, we encourage our sales professionals to enter the hospital through these environments, and once we are considered clinically acceptable or superior to existing options, then our sales professionals are to move to other departments to sell our solutions.

Over the past 12 months, we have been directing our sales professionals to begin the process of approaching hospitals for either complete or partial standardization to our technology. We have been successful in at least entering into such discussions, when we have become clinically acceptable or preferred in one of the environments mentioned above. For our technology to become a standard with the entire hospital environment, we will need several more OEM module agreements, like the ones with Nihon Kohden and Zoll, coupled with additional products of our own, which offer more bundling of parameters. Blood pressure is monitored everywhere within a healthcare system. We believe we have and will continue to expand our offering to the point of care areas with our handheld products; and with our Vasotrac Monitor and future products, we believe that we will be able to effectively compete for some of the patient monitoring market segments. With our OEM solutions, we believe we will be able to partner with other companies to integrate our technology into larger more comprehensive systems.

We continue to attend industry trade shows, and selectively advertise in industry journals. We believe that we will need to hire several individuals who will be focused outside of the hospital market and selling into physician's offices, outpatient centers, ER clinics, EMS providers, and skilled nursing facilities.

In May 2004, we introduced a single-use patient sensor for our Vasotrac monitoring system. This product was developed as a result of input from our customers and potential customers, requesting the need for a disposable type of sensor. We believe that the single-use patient sensor offers several advantages to our customers. It allows for more security and isolation in regards to infection control and for a flexible purchasing model to be created, which will allow us to sell multi-year sensor programs to hospitals and alternative care facilities and offer them the monitoring solution from us for little or no capital money expense. We believe this is a very attractive model based on the initial response, and this is in synchrony with how these customers have purchased other breakthrough technology, without a large capital equipment outlay of funds. We believe that capital funds are becoming more difficult to obtain. This acquisition model may shorten sales cycles, and allow customers to purchase without needing to go through long approval processes. This model also provides a great deal of flexibility for our sales professionals, while they are qualifying potential customers, to determine if they have acquired other technology in this type of purchase model in the past. Having a single patient use, or disposable sensor, allows us flexibility in what hardware we develop, produce and ultimately, sell in the future both independently and with business partners.

EMPLOYEES

As of December 1, 2004, Medwave employed 31 full-time employees and three part-time employees. Of the 31 full-time employees, 11 are in sales, one is international sales and product marketing, three are in clinical education/support, one is in finance, one is in business development/product marketing, 13 are research & development/manufacturing/technical support/quality assurance, and one is President & CEO. Of the three part-time employees, two are in finance and one is in administrative support/human resources. We also use contract employees to satisfy some development and administrative functions.

We anticipate we will hire additional employees within the next 12-month period, primarily in finance, business development, sales, marketing, product development, and support positions. However, such requirements are subject to change and are highly dependent on the market acceptance of our products, our distribution methods, and existing employment market conditions.

PRICING AND DISTRIBUTION

We are constantly evaluating the marketable price of the Vasotrac system and the Vasotrax hand-held monitor. Our pricing strategy takes into consideration the marketing process for the Vasotrac system and the Vasotrax hand-held monitor and can be expected to remain dependent on a number of factors, including manufacturing costs, prices of competitive products, distribution methods, volume discounts, and market acceptance. We believe that the Vasotrac system is currently priced slightly higher than the high-end automatic cuffs sold by our competitors. Conversely, the Vasotrax hand-held monitor is priced considerably lower than most automatic cuff products. The Vasotrax is priced slightly higher than most manual cuffs on the market. We believe, however, that our higher price is supportable due to the superior clinical performance associated with our product over such automatic and manual cuff devices. In addition, because many departments at hospitals use disposable blood pressure cuffs, there can be an added cost to using these products. We have developed cost benefit models that highlight the savings related with the use of the Vasotrac. We believe that as we gain more clinical acceptance, and as we introduce more products, which will have a broader reach into the markets, that our competition may respond by reducing their customer pricing. We believe that once mass-market appeal begins, the small difference in price will be neutralized by the superior performance of our technology. We also believe that with the addition of our Vasotrac DS Platform (single patient use sensors), we will be able to offer flexibility that our customers ultimately want and require when they purchase medical devices. We believe competitive products cannot offer the degree of product or acquisition options that we can.

In comparison to the costs associated with A-line procedures, we believe that the Vasotrac system, on a per-procedure basis, results in significant savings for healthcare providers. Insertion of an A-line is an invasive surgical procedure requiring a physician. No matter how routine any such procedure may become, all invasive procedures retain the inherent risk of complications and have attendant direct and indirect costs associated with them. We believe that the cost for non-invasively monitoring the blood pressure of a patient with the Vasotrac system will be less than with an invasive A-line. We believe that this gives the Vasotrac a competitive edge in an increasingly cost-conscious healthcare industry. We are currently preparing and presenting cost benefit models to potential customers. Recently, a hospital that has been using the Vasotrac technology for a number of months reported that it has been able to substitute the Vasotrac for invasive catheters in certain patients. In addition, the cost of running an operating room, an area where invasive catheters are inserted routinely, is rising. In a recent Medical Advisory Board meeting, one of Medwave's Medical Advisors informed the group that operating room time has increased to $30 per minute in his institution. Therefore, any technology, which can affect start times in this environment, will be looked at favorably. We believe that our technology does improve start times, because if an invasive catheter is inserted, it could take up to 20 minutes to insert; however the Vasotrac sensor, only requires 20 seconds to apply in most situations.

Our Vasotrax hand-held monitor is priced slightly higher than a manual cuff, however, this price is significantly lower than an automatic cuff system. We believe that the process of taking a manual blood pressure reading has the potential of introducing significant error for a number of reasons. Errors in obtaining manual blood pressures with a cuff-based system may occur due to improper cuff size, motion, or cardiac disturbance. The Vasotrax improves the workflow process of taking a manual blood pressure by taking an accurate reading in just 15 seconds.

We believe that a market also exists for us to sell our Vasotrac OEM module to other equipment companies, such as companies who manufacture patient monitoring, defibrillators, sleep systems, and cardiology systems. In November of 2001, we began to ship production MJ23 Modules to Nihon Kohden of Japan, a market leader in the Japanese market with approximately 50% market share in patient monitoring. In addition, in June 2004 we entered into an OEM Agreement with Zoll Medical Corporation, a leader in the cardiac resuscitation markets. We expect to begin to ship products to Zoll during 2005. These types of agreements offer the potential for widespread market penetration without the tremendous investment in resources that would be expected if we were to attempt entry on such a wide scale our self. In addition, we expect that the volume commitments from such agreements could be multi-year and offer yields that would take a direct sales organization years to accomplish. We are pursuing other such agreements with other organizations, and have numerous Non Disclosure Agreements signed and are involved in active discussions.

For additional information concerning our product distribution efforts and arrangements, see "General" above.

PATENTS AND PROPRIETARY TECHNOLOGY

We have applied for U.S. patents covering various aspects of Medwave's blood pressure technology. As of December 2004, twenty-five U.S. patents relating to Medwave's blood pressure technology have been granted, and three U.S. patent applications are pending. We have also been granted patents in the European Patent Office and Japan, and have pending patent applications in the European Patent Office, China, Hong Kong, India, and Japan. Most of our patents and patent applications relate to the Vasotrac system, the MJ23 OEM Module and to the Vasotrax hand-held blood pressure monitor.

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

GOVERNMENT REGULATION

We are subject to FDA and other government regulations, including regulations with respect to marketing approval, manufacturing practices, packaging, labeling and complaint reporting. Medical devices "substantially equivalent" to existing systems continuously marketed since May 1976 may be marketed pursuant to a Pre-Market Notification Submission with the FDA. The FDA finding of "substantial equivalence" for the Vasotrac system and the Vasotrax hand-held monitor does not in any way denote official approval of the device. Further, any representation that creates an impression of official approval of a device because it complies with the pre-market notification regulations is misleading and constitutes misbranding. Certain devices, including those which are not "substantially equivalent" to predicate devices, are subject to Pre-Market Approval Application, or PMA, requirements and more stringent FDA reviews. In contrast to the 510(k) process, the PMA process generally occurs over a more protracted time period and requires more extensive clinical data.

Like all medical device manufacturers, we must implement, maintain and follow the FDA's Quality System Regulation, or QSR, and Good Manufacturing Practices, or GMP. We believe our primary manufacturing costs are driven by initial scale-up and ultimate production levels and will not be significantly impacted by such requirements. Should we intend to market the Vasotrac system or the Vasotrax hand-held monitor for new or different uses, or should we significantly modify the system in a way that could significantly affect its safety or effectiveness, we would be required to again file a new 510(k) Submission with the FDA. Moreover, it is anticipated that any new product concepts developed by us will require various government clearances prior to being sold.

In our initial 510(k) Submission to the FDA, we included not only clinical data, but also outlined our plans to continue testing and integrating the results from into the Vasotrac system. We do not believe that FDA regulations require, and therefore at this point do not anticipate, submission to the FDA of our post-510(k) clinical studies. Although the FDA has stated that a manufacturer is best qualified to make an initial determination of whether a new 510(k) submission is necessary, the FDA can overrule a manufacturer's decision not to submit a new 510(k) submission and take appropriate regulatory action. If we determine we do not need to submit any such new 510(k) submission, including with respect to our post-510(k) clinical studies, and the FDA consequently takes regulatory action, we could be materially and adversely affected.

WARRANTY AND SERVICE

Our products are generally available with limited 12-month parts and labor warranty commencing at the date of shipment. Some of our OEM agreements may have different terms to the warranty. When warranty repairs are necessary, we generally perform them at our Arden Hills, Minnesota facility. We also provide on-call technical support. We also service equipment on a time and materials basis.

                                  RISK FACTORS

Our business and an investment in our company are subject to a number of risks, including those described in the preceding sections as well as those highlighted below.

WE MUST FURTHER DEVELOP A MARKET FOR OUR PRODUCTS.

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

OUR SUCCESS IS DEPENDENT ON MARKET ACCEPTANCE.

Our success depends on market acceptance of the Vasotrac system, the MJ23 OEM modules thereof, and/or the Vasotrax hand-held monitor. Such acceptance depends primarily on gaining customer (end-user) and institutional (hospitals, outpatient centers, ambulance companies, nursing homes and physician offices) acceptance of these products. We believe that testing of the Vasotrac system and Vasotrax hand-held monitor has yielded favorable results compared to other non-invasive blood pressure monitors. However, improper placement of the pressure sensor or improper use of the system may cause the readings produced by the Vasotrac system and Vasotrax hand-held monitor to be questionable. As a result, another key component of our marketing strategy has been to focus on training and education of clinicians in the correct use of the Vasotrac system and Vasotrax hand-held monitor. Also, given differences in individual bone physiology, body weight and physical condition, the Vasotrac system, the MJ23 OEM modules thereof, and the Vasotrax hand-held monitor may not provide adequate readings or be usable on all patients. For example, if a patient's peripheral blood flow to his or her arms has been compromised, these products may not function as specified. Other contraindications for these products may result from patients on cardiopulmonary bypass and patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible. To date, we believe we have not detected significant patient complications caused by any of our products. However, as with any relatively new product, complications may occur as the Vasotrac system, the MJ23 OEM modules thereof, and the Vasotrax hand-held monitor are used on a greater number of patients with different characteristics and under various conditions. The presence of any significant complications would necessitate additional research and evaluation to determine the impact of such complications. Finally, we must overcome the resistance of the medical community to the introduction of new techniques or technology. We believe that this resistance may be exacerbated due to the fact that the blood pressure cuff has been in use for more than 100 years, and virtually all medical professionals are trained using cuff technology. Therefore, there can be no assurance that the Vasotrac system, MJ23 OEM modules thereof, or the Vasotrax hand-held monitor will gain market acceptance. If these products do not gain market acceptance, our future would be jeopardized.

WE MUST MAINTAIN AND DEVELOP STRATEGIC RELATIONSHIPS WITH THIRD PARTIES TO INCREASE MARKET PENETRATION OF OUR PRODUCT LINES.

We distribute our products to domestic hospitals with our direct sales organization and in some cases with regional dealers or sales agents, and to targeted international markets primarily through distributors. We have a Vasotrac system OEM module sales agreement in place with Nihon Kohden, a well known medical device company in the Japanese market. We have also signed an OEM Agreement with Zoll Medical Corporation in June 2004, and expect to begin shipping products to Zoll during 2005. We intend to enter into similar agreements with other major medical device companies and to establish technology partnerships with other medical product and technology companies. We have been involved in discussions with several other companies, and have signed non-disclosure agreements with the majority of these organizations. In September 2004, Medwave signed a Development Investigation Agreement with a global electronics company, with the intent of exploring projects of mutual interest and potential benefit. Widespread acceptance of technology is dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of our direct sales organization.

Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control. We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

OUR INTERNATIONAL SALES EXPOSE US TO UNIQUE RISKS.

In fiscal year 2004, international sales of our stand-alone products accounted for approximately 20% of our revenue. The sale of MJ23 Modules accounted for approximately 7% of revenue.

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

In July 2003, a dealer that we had in the Middle East encompassing the Gulf Coast Cooperative countries placed an order for 30 Vasotrac monitors with a value of $104,075. We had previously conducted business with this particular dealer without problems. However, after shipping our monitors, it became apparent that there were problems with this order. The end user was the Ministry of Health in Kuwait. Since we shipped the monitors, the order was recognized as revenue at the time of shipment. Later, we experienced problems with this order, and as a result, we requested that at least a portion of the monitors to be returned. The dealer paid for 18 Vasotrac monitors and returned 12 Vasotrac monitors to us. Therefore, we have reversed the revenue ($43,633) related to the returned monitors during the fiscal year ending September 30, 2004.

All transactions performed in the international markets are now based on the Company receiving all the money prior to any product materially being shipped. The exception to this is with established business partners.

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

WE MUST CONTINUE TO EVALUATE THE DESIGN OF OUR PRODUCTS.

While our initial product development and clinical testing program for the Vasotrac system, Vasotrax hand-held monitor, and MJ23 OEM module are complete, extensive use and evaluation of the design is necessary in order to assess whether the products, as currently configured, will broadly meet customer needs or be accepted as a viable alternative in the marketplace. We will continue to test the Vasotrac system and Vasotrax hand-held monitor, as well as future products to enhance their market acceptance. If the configuration of the system must be modified, there can be no assurance such modifications will be acceptable to customers or be technically feasible. Even if feasible, such modifications could result in significant delays and significant expenses. If such modifications require regulatory approval, additional significant delays could result. We could be materially and adversely affected by any of these developments.

We have entered into two agreements to incorporate the Vasotrac system technology into an OEM module, and we are hopeful that we will enter into additional agreements of this type. Although sale of the Vasotrac system as an OEM module is intended to complement sales of the system as a stand-alone product, it is possible that configuration as an OEM module will be the principal or customer preferred way of purchasing and using this product. It is also likely that OEM modules will require regulatory approval, which may result in additional delays. Any regulatory application must be submitted by any of the third party companies that use the OEM module. We could be materially and adversely affected by any of these developments.

OUR PRODUCTS MAY REQUIRE SERVICING AND WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Our goal is to produce highly reliable Vasotrac systems, OEM modules thereof, Vasotrax hand-held monitors, and future products that do not require excessive subsequent servicing. There can be no assurance, however, that we will be successful in achieving such goal. There also can be no assurance that additional problems will not occur, that additional servicing requirements will not be necessary or that any additional problems or servicing requirements, individually or in the aggregate, will not be significant, difficult to correct, time-consuming or prohibitively expensive. Further, the need for any such additional servicing may not be readily apparent to clinicians using the Vasotrac system, OEM modules thereof, or the Vasotrax hand-held monitor. We believe that actual or perceived excessive servicing requirements for the Vasotrac system, OEM modules thereof, or the Vasotrax hand-held monitor could materially and adversely affect market acceptance of the system and could raise product liability concerns. See "Risk Factors -- We may be subject to product liability claims that exceed insurance coverage." Although we plan to continue testing our products to determine the extent of their servicing requirements, there can be no assurance that we can precisely identify the exact scope of such servicing requirements.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND CAPABILITY.

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

WE CURRENTLY HAVE LIMITED OR SINGLE SOURCES OF SUPPLY.

We currently purchase from outside vendors, on a purchase order basis, quantities of virtually all components and subassemblies for the Vasotrac system, MJ23 OEM modules and Vasotrax hand-held monitor. Should production rates increase, the supply of components and subassemblies will become more critical. Furthermore, we have no formal agreements with any of our vendors. Should a key vendor be unwilling or unable to supply any components or subassemblies required by us in a timely manner, we may be materially adversely affected.

WE FACE SUBSTANTIAL COMPETITION.

We currently know of two other continual non-invasive blood pressure monitoring devices on the market. However, one of those devices uses a cuff to calibrate the blood pressure readings and we therefore do not consider the device to be directly competitive. The other device uses a wrist sensor mechanism; however, this device has only been marketed to the operating room environment. We face substantial competition from numerous companies that manufacture and market noninvasive and invasive instruments for blood pressure measurement and monitoring. Several companies competing in the traditional cuff and catheter blood pressure monitoring market have significantly greater resources as well as established technologies and product reputations in the blood pressure monitoring field. Our ability to compete successfully in this market will depend on our ability to develop and market a technologically superior blood pressure monitoring or measurement system that provides cost-benefit, patient benefit, and improved staff effectiveness.

To compete successfully, we likely will need to develop and introduce new products and/or enhancements that keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance. We may be unable to develop new products that address our competition.

Our business plan contemplates an income stream from sales of replacement sensors that are compatible with only our monitors and OEM modules. We may be subject to price competition from other sensor manufacturers whose products are also compatible with our monitors. To mitigate this, we developed proprietary sensor technology that provides and promotes the exclusive use of our proprietary sensors with our equipment. There can be no assurance, however, that such measures will preclude replacement sensor competition in the future.

The current widespread acceptance of non-invasive cuff technology and of the arterial line, and the lack of widespread acceptance of non-invasive technologies like ours, is an important competitive disadvantage that we must overcome in order to gain general market acceptance. In addition, the current technology involving cuffs and arterial lines has established cooperative relationships with large medical equipment companies and buying groups that we must also overcome in order to successfully compete. If we are not successful at overcoming such competition, our primary business focus would likely require re-evaluation with our ability to continue operations being jeopardized. We have however entered into a national group purchasing agreement with AmeriNet, one of the largest GPO's in the US, with approximately 15,000 members. In addition, we are recognized by the Alliance of Children's Hospitals as the most efficacious, non-invasive blood pressure monitoring system, and was awarded their Seal of Acceptance. During 2003, we entered into a one-year group purchasing agreement with Novation, which consists of a membership of approximately 2,500 hospitals and whose membership includes approximately 75% of the teaching hospitals in the United States. In September 2004, we extended this agreement for two additional years. In December 2003, we signed a group purchasing agreement with the Mayo Foundation. This is a highly regarded hospital system, consisting of approximately 35 hospitals. During 2003, Frost and Sullivan honored Medwave with their Technology Innovation Award. This award is given each year to the company that shows the ability to successfully develop and introduce new technology, formulate a well-designed product family, and make significant product performance contributions to the industry.

OUR TECHNOLOGY MAY BECOME OBSOLETE.

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

THIRD-PARTY PAYERS MAY NOT APPROVE PAYMENT FOR USE OF OUR PRODUCTS, AND WE MAY BE AFFECTED BY CHANGES IN HEALTH CARE LAWS.

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

WE DEPEND ON MANAGEMENT.

Our success currently depends on the services of Timothy J. O'Malley, our President and Chief Executive Officer and Principal Financial Officer. The loss of Mr. O'Malley may hurt our business if we are unable to identify other individuals to provide us with similar services. We do not maintain "key person" insurance on any of our employees.

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

- market acceptance and demand for our products--although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital; and

- financing strategies--our attempt to accelerate the otherwise lengthy purchasing processes of hospitals by offering programs as an alternative to outright purchasing and by providing purchasers with extended payment terms, single-use sensor programs and financing options will require additional capital.

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

MEDWAVE DOES NOT CURRENTLY EMPLOY A CHIEF FINANCIAL OFFICER.

In connection with their audit of our 2004 financial statements, BDO Seidman, LLP, our independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate raise to the level of material weakness: The Company lacks a full-time Chief Financial Officer to ensure consistently timely reporting of financial information. We are currently in the process of recruiting a Chief Financial Officer to ensure consistently timely reporting of financial information. We believe this effort will address the conditions raised by BDO Seidman, LLP.

ITEM 2. PROPERTIES.

We lease property in Arden Hills, Minnesota and Danvers, Massachusetts. Our Minnesota building lease expires in May 2007. The monthly lease payment is approximately $4,600. The Massachusetts building lease expires April 2007. The monthly lease payment is approximately $4,670. We are generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the Danvers, MA facility, but said expenses are included in the Arden Hills, MN facility lease. Our production capacity is adequate for our short-term needs. We believe that the properties have been adequately maintained and are suitable for our business as presently conducted.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.

Our common stock began trades on the Nasdaq SmallCap Market under the symbol "MDWV." The following table sets forth the high and low closing sales price for the common stock during each specified period as reported by the Nasdaq Stock Market, Inc.:

FISCAL 2004(1)                   HIGH                        LOW
------------                     ----                        ---
First Quarter                   $8.10                      $ 5.25
Second Quarter                   7.25                        5.35
Third Quarter                    8.10                        4.13
Fourth Quarter                   6.11                        4.16

INTERIM PERIOD                   HIGH                        LOW
--------------                   ----                        ---
May, 2003 - Sept, 2003           $7.62                     $ 2.00

FISCAL 2003(2)                   HIGH                        LOW
------------                     ----                        ---
First Quarter                   $2.01                      $ 0.74
Second Quarter                   1.50                        1.00
Third Quarter                    2.75                        0.80
Fourth Quarter                   3.09                        1.40

On May 1, 2003, we changed our fiscal year end from April 30 to September 30. There were approximately 142 record holders of our common stock as of December 15, 2004. We believe the number of beneficial owners to be substantially higher. On December 15, 2004, the closing price for our common stock was $4.65. We have never paid a dividend on our common stock and do not intend to pay dividends in the foreseeable future.

In a private placement conducted from March to June, 2001, we issued units consisting of common stock and warrants to 67 accredited investors. In the first round of the private placement, on March 20, 2001 we issued 181,125 units, each unit consisting of one share of common stock and a five-year warrant to purchase one and one-half shares of common stock, for aggregate cash consideration of $1,154,672. The warrants became exercisable six months after the date of issuance at an exercise price of $6.425 per share. In the second round of the private placement, on June 13, 2001 we issued 1,235,777 units, each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock, in consideration of $4,867,164 cash. The warrants became exercisable six months after the date of issuance at an exercise price of $4.25 per share. Miller Johnson Steichen Kinnard, Inc., which acted as our agent in the private placement, received a commission of $602,184, a five-year warrant to purchase 13,603 shares at $6.425 per share and a five-year warrant to purchase 121,287 shares at $4.25 per share. We relied on Rule 506 under the Securities Act of 1933 for the offer and sale of these securities. Each investor represented in writing that the securities were being acquired for investment and, in addition, the certificates representing the securities bear a restrictive securities legend.

--------------------
(1) October 1, 2003 to September 30, 2004
(2) May 1, 2002 to April 30, 2003

On January 23, 2003, we sold an additional 1,400,000 shares of our common stock for $1.25 per share, raising $1,697,009 in net proceeds. On January 8, 2004, we entered into a stock purchase agreement with certain investors. Under the terms of the agreement, we issued 1,110,000 shares of common stock, yielding $5,500,343 in net proceeds.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes information about the options, warrants and rights and other equity compensation under our equity plans as of September 30, 2004.

                                              NUMBER OF                                 NUMBER OF SECURITIES
                                             SECURITIES TO                              REMAINING AVAILABLE
                                            BE ISSUED UPON        WEIGHTED-AVERAGE      FOR FUTURE ISSUANCE
                                               EXERCISE          EXERCISE PRICE OF         UNDER EQUITY
                                            OF OUTSTANDING          OUTSTANDING         COMPENSATION PLANS
                                               OPTIONS,          OPTIONS, WARRANTS     (EXCLUDING SECURITIES
                                         WARRANTS AND RIGHTS         AND RIGHTS         REFLECTED IN COLUMN(a))
             PLAN CATEGORY                       (a)                   (b)                     (c)
-------------------------------------    -------------------         ----------         -----------------------
Equity compensation plans approved by
   security holders                           1,593,500               $3.36                  247,500
Equity compensation plans not approved
   by security holders                               --                  --                       --
                                              ---------               -----                  -------
Total                                         1,593,500               $3.36                  247,500
                                              =========               =====                  =======

ITEM 6.  SELECTED FINANCIAL DATA

                                                 Year Ended      5 Months Ending
                                                 September 30,    September 30,                Year Ended April 30,
                                                 -------------    -------------    ---------------------------------------------
                                                    2004             2003             2003             2002             2001
                                                 -----------      -----------      -----------      -----------      -----------
Revenue:
      Net Sales                                  $   863,851      $   436,692      $ 1,148,745      $   790,599      $   555,233
                                                 -----------      -----------      -----------      -----------      -----------
Operating expenses:
      Cost of sales and product development          599,054          251,479          683,812          583,255          622,011
      Research and development                       505,107          156,798          520,716          673,852        1,142,685
      Sales and marketing                          1,688,252          586,107        1,400,356        1,597,744        1,157,149
      General and administrative                     906,867          429,049          704,308          709,506          602,564
                                                 -----------      -----------      -----------      -----------      -----------
Total operating expenses                           3,699,280        1,423,433        3,309,192        3,564,357        3,524,409
                                                 -----------      -----------      -----------      -----------      -----------
Operating loss                                    (2,835,429)        (986,741)      (2,160,447)      (2,773,758)      (2,969,176)

Other income:
      Interest income (other expense)                 29,667            5,877           26,245          117,229          116,532
      Loss on disposal of equipment                  (25,302)               -                -                -                -
                                                 -----------      -----------      -----------      -----------      -----------
Net loss                                         $(2,831,064)     $  (980,864)     $(2,134,202)     $(2,656,529)     $(2,852,644)
                                                 ===========      ===========      ===========      ===========      ===========
Net loss per share - basic and diluted           $     (0.29)     $     (0.11)     $     (0.28)     $     (0.39)     $     (0.52)
                                                 ===========      ===========      ===========      ===========      ===========
Weighted average number of common and
      common equivalent shares outstanding
      - basic and diluted                          9,622,191        8,662,926        7,622,971        6,841,991        5,522,363
                                                 ===========      ===========      ===========      ===========      ===========


BALANCE SHEET DATA:               SEP 30, 2004     SEP 30, 2003    APR 30, 2003    APR 30, 2002    APR 30, 2001
-------------------               ------------     ------------    ------------    ------------    ------------
Cash and cash equivalents         $4,793,326       $1,694,648      $2,597,649       $3,048.051      $1,116,589
Working capital                    4,908,292        1,900,387       2,816,124        3,243,511       1,461,596
Total assets                       5,585,636        2,462,406       3,329,307        3,799,616       2,130,790
Total shareholders' equity         5,068,709        1,977,147       2,878,974        3,316,167       1,606,547

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the Vasotrac monitor, Medwave is emerging as a technological alternative to invasive arterial blood pressure monitoring in many surgical procedures and other clinical environments where rendering a cuff-based blood pressure reading is difficult. In addition, the Vasotrac monitor is being used in situations where a conventional blood pressure cuff is simply not effective. This can occur for a number of reasons, which make the Vasotrac product an excellent alternative to a conventional blood pressure cuff. Pediatric patients, morbidly obese and frail patients are all becoming very good candidates for the Vasotrac within hospital settings. We believe that in time, sensor based blood pressure monitoring, due to its clinical flexibility, as well as improved accuracy, comfort and speed, will promote the change of the market away from the use of invasive catheters within specific patient groups, and completely eliminate the automatic blood pressure cuff found throughout many hospital settings. With the ability to interface our Vasotrac monitor into larger more comprehensive patient monitoring systems via the use of our NIA V-Line, the addition of the High Motion Tolerant, or HMT, software in areas where a high degree of motion exist, and the capability of monitoring patient groups from pediatric to the morbidly obese, we believe that the Vasotrac monitor is the most advanced non-invasive blood pressure measurement instrument available in the market today. We have also been working on additional products, which will offer expanded functionality, and we are hopeful that this will allow for penetration into additional market segments. We anticipate launching these products during 2005.

The Vasotrax Handheld monitor is an alternative product for mercury based sphygmomanometers, which are pervasive in the market today in all aspects of the healthcare spectrum. There is a desire to replace the mercury sphygmomanometers, as there are concerns about the environmental impact of a potential mercury spill, and the effects that such a spill may have on the well being of the healthcare providers. Healthcare professionals have expressed a general resistance to changing from mercury, due to good reliability, and the general in-expensive nature of these devices. We believe that products like the Vasotrax, which are small and lightweight, operate on batteries, offer more comfort, faster time to readings, digital storage capabilities, and are sensor based will change the market away from manual blood pressure cuffs, such as the mercury sphygmomanometers. In addition, the technology in the Vasotrax Handheld monitor may be attractive in a home based setting in the future. This is a market, which currently has more than 25 million people who are monitoring their own blood pressure values, as they have been diagnosed with blood pressure irregularities. In addition, recent published reports have estimated that approximately 65 million people in the United States are hypertensive. There is a great deal of user error which may occur with the self-application of a blood pressure cuff in a home setting. We believe that the technology in the Vasotrax allows us to adapt the current Vasotrax Handheld monitor into a home-based, self-applicable device in the future. We have been developing a device based on our current Vasotrax product, which we are planning to launch to the market during 2005.

We have also invested in developing the MJ23 OEM Module over the past few years. The purpose of this product is to incorporate blood pressure measurement into other companies' devices, which may offer other physiologic monitoring parameters, therapeutic treatments, or other general monitoring functions in a variety of clinical environments. We believe that over time, as we continue to achieve success in having major institutions purchase the Vasotrac technology, and as additional studies are published and/or presented which are in favor of our technology, that other companies will feel compelled to convert at least a portion of their blood pressure measurement products to the same functionality as is offered in the Vasotrac. There are an estimated 500,000 physiologic monitoring systems installed in hospital settings in the United States, which currently offer an automatic blood pressure cuff for measuring patients blood pressure. It is estimated that 75,000 new patient monitoring systems and an additional 65,000 defibrillator units are sold each year into EMS and hospital markets, all of which incorporate an automatic blood pressure cuff.

We have intentionally designed our business plans and activities over the past few years, around a tiered approach to the market. Tier one is to enter and become a well-known alternative to both invasive catheters and automatic blood pressure cuffs in the hospital settings. In an effort to gauge the success of this strategy, we have attempted to penetrate larger more prestigious medical centers. These are typically involved in educating the clinicians of the future, and perform clinical research to validate the usefulness of new technologies. The success of this strategy will allow us to branch out into the smaller markets, and smaller hospitals, as they will have the endorsement and support of the larger academic medical centers. Another benefit from this initial strategy is that we have the ability to provide exposure to a medical staff, which may move around from center to center. Therefore, positive exposure in one center may lead to activity in other centers in the future.

Tier two of the business approach is to focus on the pre and post hospital markets. We believe that the emergency medical market segments may prove to be a popular segment for our technology. Several problems exist for caregivers in the emergency environment, such as the inability to monitor with a blood pressure cuff at times of motion, or when a patient's heart rhythm is disturbed. Field reports from users of our technology have been very favorable in these situations. During the past few years, the company invested in developing an advanced motion tolerance algorithm, specifically for this environment. The other area which may prove beneficial is the physician office market. Patients are living longer, and are becoming better educated about their own health care and treatment. As the use of our technology becomes more pervasive, the more consumers will be exposed to the technology and its associated benefits. We have started to hire and train sales people, who will strictly focus on these market segments. In addition, we have been developing extension products to our Vasotrax Handheld Monitor, which will be introduced during 2005.

The third tier of our business approach will be to use the success from tiers one and two to enter the consumer market. We believe that there are numerous benefits that a home-based patient will experience with our technology, such as speed to readings, accuracy and consistency, comfort and data transmission.

In 2002, the Company received the prestigious Seal of Acceptance from the Alliance of Children's Hospitals. This award is presented only to those products that are considered more efficacious than others for the treatment of children. The Alliance of Children's Hospitals is an alliance of 40 of the largest, most prestigious children's hospitals in the U.S. and Canada.

In addition, during 2003, the Company was honored with Frost and Sullivan's Technology Innovation Award. This award is presented each year to the company that has demonstrated excellence in technology innovation in the market. The award recognizes the ability of the company to successfully develop and introduce a new technology, formulate a well-designed product family, and make significant product performance contributions to the industry.

We believe that these prestigious accomplishments, along with the increasing number of clinical studies that are being completed within a multitude of clinical settings and the group purchasing agreements with AmeriNet, Novation, and the Mayo Foundation, endorse the fact that our technology is cutting a new path to standardization using non-invasive sensors while monitoring blood pressure.

RESULTS OF OPERATIONS

                                                 Year Ended     5 Months Ending
                                                September 30,    September 30,         Year Ended April 30,
                                                -------------    -------------     ----------------------------
                                                     2004             2003            2003             2002
                                                 -----------      -----------      -----------      -----------
Revenue:
      Net Sales                                  $   863,851      $   436,692      $ 1,148,745      $   790,599
                                                 -----------      -----------      -----------      -----------
Operating expenses:
      Cost of sales                                  599,054          251,479          683,812          583,255
      Research and development                       505,107          156,798          520,716          673,852
      Sales and marketing                          1,688,252          586,107        1,400,356        1,597,744
      General and administrative                     906,867          429,049          704,308          709,506
                                                 -----------      -----------      -----------      -----------
Total operating expenses                           3,699,280        1,423,433        3,309,192        3,564,357
                                                 -----------      -----------      -----------      -----------
Operating loss                                    (2,835,429)        (986,741)      (2,160,447)      (2,773,758)

Other income:
      Interest income (other expense)                 29,667            5,877           26,245          117,229
      Loss on disposal of equipment                  (25,302)               -                -                -
                                                 -----------      -----------      -----------      -----------
Net loss                                         $(2,831,064)     $  (980,864)     $(2,134,202)     $(2,656,529)
                                                 ===========      ===========      ===========      ===========
Net loss per share - basic and diluted           $     (0.29)     $     (0.11)     $     (0.28)     $     (0.39)
                                                 ===========      ===========      ===========      ===========
Weighted average number of common and
      common equivalent shares outstanding
      - basic and diluted                          9,622,191        8,662,926        7,622,971        6,841,991
                                                 ===========      ===========      ===========      ===========

Fiscal year ended September 30, 2004 compared to fiscal years ended April 30, 2003 and April 30, 2002

Operating revenue for fiscal 2004 was $863,851, a decrease of $284,894 or 24.8% from fiscal 2003 operating revenue of $1,148,745. Operating revenue for fiscal 2003 of $1,148,745 was an increase of $358,146 or 45.3% from fiscal year 2002 operating revenue of $790,599. The decrease in operating revenue for fiscal year 2004 was due to the lack of follow-up orders from Nihon Kohden for our MJ23 OEM Module, and a reduction in dealer orders. The increase in operating revenue from fiscal year 2002 to fiscal year 2003 was due to the addition of direct sales specialists and the commencement of shipping our MJ23 Modules to Nihon Kohden.

Operating expense for fiscal 2004 was $3,699,280, an increase of $390,088 or 11.8% from fiscal year 2003 operating expense of $3,309,192. Operating expense for fiscal 2003 was $3,309,192, a decrease of $255,165 or 7.2% from fiscal year 2002 operating expense of $3,564,357. The increase in operating expense from fiscal 2003 to fiscal 2004 was primarily due to increased numbers of sales people and associated expenses to operate within their positions. The decrease in operating expense from fiscal 2002 to fiscal 2003 was primarily due to a reduction in Research and Development expenses, as well as a change in the profile for our sales team such that it is more incentive-based.

The cost of sales for fiscal 2004 was $599,054, a decrease of $84,758 or 12.4% from fiscal year 2003 cost of sales and product development expense of $683,812. This decrease is attributable to less investment in our research and development department. The cost of sales and product development for fiscal 2003 was $683,812, an increase of $100,557 or 17.2% from fiscal year 2002 cost of sales and product development expense of $583,255. This increase is attributable to the increase in product shipments and increased sales.

Research, development, and clinical expense for fiscal year 2004 was $505,107, a decrease of $15,609 or 3.0% from fiscal year 2003 research, development and clinical expense of $520,716. Research, development, and clinical expense for fiscal year 2003 was $520,716, a decrease of $153,136 or 22.7% from fiscal year 2002 research, development and clinical expense of $673,852. Both decreases in research, development, and clinical expense are attributed to a decrease in research and development activity as we progressed from product development to focusing on sales and marketing.

Sales and marketing expense for fiscal year 2004 was $1,688,252, an increase of $287,896 or 20.6% from fiscal year 2003 sales and marketing expense of $1,400,356. Sales and marketing expense for fiscal year 2003 was $1,400,356, a decrease of $197,388 or 12.4% from fiscal year 2002 sales and marketing expense of $1,597,744. The increase in sales and marketing expense from fiscal 2003 to fiscal 2004 relates to further investment in market penetration activities and hiring more sales people to sell into the U.S. hospital market. The decrease in sales and marketing expense from fiscal 2002 to fiscal 2003 relates to a decrease in marketing activity, specifically, reduced expenses associated with management of our trade show booth, as we moved this responsibility inside the company. In addition, we also had a decrease in the number of trade shows which we attended.

General and administrative expense for fiscal year 2004 was $906,867, an increase of $202,559 or 28.8% from fiscal year 2003 general and administrative expense of $704,308. General and administrative expense for fiscal year 2003 was $704,308, a decrease of $5,198 or 0.7% from fiscal year 2002 general and administrative expense of $709,506. The increase in general and administrative expenses from 2003 to 2004 was due to continued increases in corporate and employee health insurance. In addition, expenses associated with being a public company continue to increase. The decrease in general and administrative expenses from 2002 to 2003 was due to a decrease in salaries as a result of not hiring a new CFO offset by an increase in legal and outside contracted accounting expenses. The increase in legal expenses had to do with preparation for the annual shareholders meeting and expenses associated with re-incorporation into the state of Delaware.

Interest income for fiscal year 2004 was $29,667 an increase of $3,422 or 13.0% from fiscal year 2003 interest income of $26,245. Interest income for fiscal year 2003 was $26,245 a decrease of $90,984 or 77.6% from fiscal year 2002 interest income of $117,229. The increase in interest income in fiscal 2004 from fiscal 2003 was due to proceeds received from January 2004 private placement. The decrease in interest income in fiscal 2003 from fiscal 2002 was due to a decreased level of invested cash.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, and cash equivalents were $4,793,326 and $1,694,648 at September 30, 2004 and September 30, 2003, respectively. The increase is primarily due to our financing activities. We incurred cash expenditures of $2,678,910 for operations for the fiscal year ended September 30, 2004.

With the cash and cash equivalents, we believe that sufficient liquidity is available to satisfy our working capital needs until at least December 31, 2005. We have no significant capital expenditure commitments.

Cash flows used in operations increased to $2,678,910 in fiscal year ending September 30, 2004 from $2,115,897 in fiscal year ending April 30, 2003, an increase of $563,013 or 27%. In both periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. The primary use of cash in operations for fiscal year 2002 was also to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization.

Net investing activities used $145,038 and $31,514 of cash in fiscal years 2004 and 2003, respectively, for the upgrade of accounting software, office equipment purchases and improvements to new office space. In 2002, net investing activities used cash of $61,987, due to property and equipment additions, primarily sales equipment.

Financing activities provided $5,922,626 and $1,697,009 of cash in fiscal years 2004 and 2003, respectively. In fiscal year 2004, the proceeds were primarily from the January 2004 private placement of common stock and exercise of stock options. In fiscal year 2003, the proceeds were primarily from the January 2003 private placement of common stock. In fiscal year 2002, the proceeds were primarily from the June 2001 second round of the private placement of common stock and warrants as well as the exercise of stock options.

We have incurred an accumulated deficit of $24,382,068 from our inception through September 30, 2004. We expect to incur additional losses from development, clinical studies, regulatory compliance, sales, marketing, and other expenses at least until we complete the development of the technology and market acceptance begins.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

                                                    PAYMENTS DUE BY PERIOD
                                          ---------------------------------------
                                            TOTAL      1 YEAR OR LESS   1-3 YEARS
                                          --------     --------------   ---------
Operating lease commitments...........    $  299,272     $  112,226     $  187,046
                                          ==========     ==========     ==========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates the Company's estimates and assumptions including but not limited to those related to revenue recognition, inventory valuation, warranty reserves and income taxes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

1. Revenue Recognition. Revenue from the sales of products is recognized when products are shipped to customers provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales.

2. Inventory Valuation. The Company values its inventory at the lower of actual cost or the current estimated market value. It regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve month period and future sales forecasts. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact of the value of its inventory and its reported operating results.

3. Patent Costs. We have capitalized external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, write off capitalized costs, if any, in the period the change is determined. Patent costs are amortized over the remaining life of the patents.

4. Warranty Reserves. The Company's warranties require it to repair or replace defective products returned to it during the applicable warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

5. Income Taxes. The Company accounts for income taxes under the liability method in accordance with SFAS N. 109, "Accounting for Income Taxes" Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Company's estimates of taxable income and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods. It may need to establish an additional valuation allowance or reduce its current valuation allowance that could materially impact its tax provision.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronoucement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                  Medwave, Inc.

                              Financial Statements

 As of September 30, 2004 and 2003, and for the Years Ended September 30, 2004,
     April 30, 2003 and 2002, and the Five Months Ended September 30, 2003

                                    CONTENTS

Report of Independent Registered Public Accounting Firm....   34
Report of Independent Registered Public Accounting Firm....   35

Audited Financial Statements

Balance Sheets.............................................   36
Statements of Operations...................................   38
Statement of Changes in Stockholders' Equity...............   39
Statements of Cash Flows...................................   40
Notes to Financial Statements..............................   41

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Medwave, Inc.
Danvers, Massachusetts

We have audited the accompanying balance sheets of Medwave, Inc. as of September 30, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2004 and April 30, 2003 and for the period from May 1, 2003 to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at September 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended September 30, 2004 and April 30, 2003, and for the period from May 1, 2003 to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Boston, Massachusetts
December 21, 2004

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medwave, Inc.

We have audited the statements of operations, changes in stockholders' equity and cash flows of Medwave, Inc. for the year ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Medwave, Inc.'s operations and its cash flows for the year ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.

                              /s/ Ernst & Young LLP

Minneapolis, Minnesota
June 21, 2002

                                  Medwave, Inc.

                                 Balance Sheets

                                                                        SEPTEMBER 30,
                                                                 ----------------------------
                                                                    2004             2003
                                                                 -----------      -----------
Assets
Current Assets:
      Cash and cash equivalents                                  $ 4,793,326      $ 1,694,648
      Accounts receivable, net of allowance for doubtful
         accounts of $20,000 and $30,000 for 2003 and 2004,
         respectively                                                176,503          232,676
      Inventories, net                                               393,039          404,306
      Prepaid expenses                                                62,351           54,016
                                                                 -----------      -----------
Total current assets                                               5,425,219        2,385,646
                                                                 -----------      -----------
Property and equipment:
      Research and development equipment                              31,535           31,535
      Office Equipment                                               114,174           76,836
      Manufacturing and engineering equipment                        285,937          247,824
      Sales and marketing equipment                                  113,482           62,365
      Leasehold improvements                                          41,913           31,613
      Demonstration Equipment                                          6,257           25,302
                                                                 -----------      -----------
                                                                     593,298          475,475
      Accumulated depreciation                                      (434,798)        (398,715)
                                                                 -----------      -----------
      Property and equipment, net                                    158,500           76,760
Patents                                                                1,917                -
                                                                 -----------      -----------
Total Assets                                                     $ 5,585,636      $ 2,462,406
                                                                 ===========      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                                                               SEPTEMBER 30,
                                                      -----------------------------
                                                          2004             2003
                                                      ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                $    342,879      $    380,380
      Accrued payroll                                      113,851            66,794
      Deferred revenue                                      60,197            38,085
                                                      ------------      ------------
Total current liabilities                                  516,927           485,259
                                                      ------------      ------------
Commitments (Notes 5 and 11)
Shareholders' equity:
      Common Stock, .01 par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares -
                 September 30, 2003 - 8,744,666
                 September 30, 2004 - 10,058,916           100,589            87,447
      Additional paid in capital                        29,350,188        23,440,704
      Accumulated deficit                              (24,382,068)      (21,551,004)
                                                      ------------      ------------
Total shareholders' equity                               5,068,709         1,977,147
                                                      ------------      ------------
Total liabilities and shareholders' equity            $  5,585,636      $  2,462,406
                                                      ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                            Statements of Operations

                                                 YEAR ENDED     5 MONTHS ENDED              YEAR ENDED
                                                 -----------------------------     ----------------------------
                                                         SEPTEMBER 30,                      APRIL 30,
                                                 -----------------------------     ----------------------------
                                                    2004              2003             2003             2002
                                                 -----------      -----------      -----------      -----------
Revenue:
      Net Sales                                  $   863,851      $   436,692      $ 1,148,745      $   790,599

Operating expenses:
      Cost of sales                                  599,054          251,479          683,812          583,255
      Research and development                       505,107          156,798          520,716          673,852
      Sales and marketing                          1,688,252          586,107        1,400,356        1,597,744
      General and administrative                     906,867          429,049          704,308          709,506
                                                 -----------      -----------      -----------      -----------
Operating loss                                    (2,835,429)        (986,741)      (2,160,447)      (2,773,758)

Other income:
      Interest income                                 29,667            5,877           26,245          117,229
      Loss on disposal of equipment                  (25,302)               -                -                -
                                                 -----------      -----------      -----------      -----------
Net loss                                         ($2,831,064)     ($  980,864)     ($2,134,202)     ($2,656,529)
                                                 ===========      ===========      ===========      ===========
Net loss per share - basic and diluted           ($     0.29)     ($     0.11)     ($     0.28)     ($     0.39)
                                                 ===========      ===========      ===========      ===========
Weighted average number of common and
      common equivalent shares outstanding         9,622,191        8,662,926        7,622,971        6,841,991
                                                 ===========      ===========      ===========      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                  Statement of Changes in Stockholders' Equity

                                                        COMMON STOCK
                                                        .01 PAR VALUE               ADDITIONAL       ACCUMULATED
                                                   SHARES           AMOUNT        PAID IN CAPITAL       DEFICIT            TOTAL
                                               ------------      ------------      ------------      ------------      ------------
Balance at April 30, 2001                         5,734,049      $     57,340      $ 17,328,616      $(15,779,409)     $  1,606,547
Exercise of Stock Options                            19,773               198            12,302                 -            12,500
Private Placement of Common Stock, in June
 2001 at $4.25, net of expenses                   1,235,777            12,358         4,341,291                 -         4,353,649
Private Placement look- back provision              261,317             2,613            (2,613)                -                 -
Net Loss                                                  -                 -                 -        (2,656,529)       (2,656,529)
                                               ------------      ------------      ------------      ------------      ------------
Balance at April 30, 2002                         7,250,916            72,509        21,679,596       (18,435,938)        3,316,167
Private Placement of Common Stock, in
 January 2003 at $1.25, net of expenses           1,400,000            14,000         1,683,009                 -         1,697,009
Net Loss                                                  -                 -                 -        (2,134,202)       (2,134,202)
                                               ------------      ------------      ------------      ------------      ------------
Balance at April 30, 2003                         8,650,916            86,509        23,362,605       (20,570,140)        2,878,974
Exercise of Stock Options                            93,750               938            78,099                 -            79,037
Net Loss                                                  -                 -                 -          (980,864)         (980,864)
                                               ------------      ------------      ------------      ------------      ------------
Balance at September 30, 2003                     8,744,666            87,447        23,440,704       (21,551,004)        1,977,147
Exercise of Stock Options                           194,250             1,942           377,841                 -           379,783
Exercise of Stock Warrants                           10,000               100            42,400                 -            42,500
Private Placement of Common Stock, in January,
 2004 at $5.00 per share, net of expenses         1,110,000            11,100         5,489,243                 -         5,500,343
Net Loss                                                  -                 -                 -        (2,831,064)       (2,831,064)
                                               ------------      ------------      ------------      ------------      ------------
Balance at September 30, 2004                    10,058,916      $    100,589      $ 29,350,188      $(24,382,068)     $  5,068,709
                                               ============      ============      ============      ============      ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                            Statements of Cash Flows

                                                          Year Ended     5 Months Ended     Year Ended
                                                                  September 30,             April 30,
                                                         ------------------------------    -----------
                                                             2004            2003             2003              2002
                                                         -----------      -----------      -----------      -----------
OPERATING ACTIVITIES
Net loss                                                 $(2,831,064)     $  (980,864)     $(2,134,202)     $(2,656,529)
Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                          36,079           11,392           41,320          134,282
       Loss on sale of equipment                              25,302                -                -                -
       Changes in operating assets and liabilities:
          Accounts receivable                                 56,173           62,115          (11,677)         (75,105)
          Inventories                                         11,267         (134,188)         (17,620)         215,134
          Prepaid expenses                                    (8,335)          49,883           39,398           50,312
          Accounts payable                                   (37,501)          70,200           57,453          (26,160)
          Accrued payroll and related expenses                47,057          (34,509)          20,206           35,431
          Deferred income                                     22,112             (765)        (110,775)         (50,065)
                                                         -----------      -----------      -----------      -----------
Net cash used in operating activities                     (2,678,910)        (956,736)      (2,115,897)      (2,372,700)
                                                         -----------      -----------      -----------      -----------
INVESTING ACTIVITIES
Patent expenditures                                           (1,917)               -                -                -
Purchase of property and equipment                          (143,121)         (25,302)         (31,514)         (61,987)
                                                         -----------      -----------      -----------      -----------
Net cash used in investing activities                       (145,038)         (25,302)         (31,514)         (61,987)
                                                         -----------      -----------      -----------      -----------
FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                 5,922,626           79,037        1,697,009        4,366,149
                                                         -----------      -----------      -----------      -----------
Net cash provided by financing activities                  5,922,626           79,037        1,697,009        4,366,149
                                                         -----------      -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents           3,098,678         (903,001)        (450,402)       1,931,462
Cash and cash equivalents at beginning of period           1,694,648        2,597,649        3,048,051        1,116,589
                                                         -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period               $ 4,793,326      $ 1,694,648      $ 2,597,649      $ 3,048,051
                                                         ===========      ===========      ===========      ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004

1. BUSINESS ACTIVITY

Medwave, Inc. (the Company) is engaged exclusively in the development, manufacturing, and marketing of a proprietary, noninvasive system that monitors arterial blood pressure, and in the development of related technology and products. Utilizing the Company's proprietary technology, the VASOTRAC(R) system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held device is based upon the technology used in the Vasotrac System, and was introduced to the market in 2001 as the Vasotrax Handheld Monitor. The Company has also developed an OEM module version of the Vasotrac Monitor. During the year ended April 30, 2003, the MJ23 OEM Module accounted for approximately 21% of the Company's revenue. During the year ended September 30, 2004, the MJ23 OEM Module accounted for approximately 7% of the Company's revenue.

The Company has a fiscal year that begins on October 1 and ends on September 30. The Company emerged from the development stage during the year ended April 30, 2003. Subsequent to April 30, 2003, the board of directors approved a plan to change the fiscal year to October 1 through September 30. The reason for making this change is to align the Company's business cycles with the business cycles of its customers.

In May 2003, the shareholders voted to re-incorporate the Company under the laws of the State of Delaware.

2. MANAGEMENT'S PLANS CONCERNING CASH FLOWS AND ONGOING OPERATIONS

The Company continues to experience net losses and has an accumulated deficit in stockholders' equity of $24,382,068 through September 30, 2004. The Company believes that net proceeds from its private placements completed in January 2003 and January 2004 (see Note 4) together with achieving its operating budget for 2005 will be sufficient to fund its operations through at least December 31, 2005.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments with a remaining maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

INVENTORIES

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following at September 30, :

                       2004          2003
                     --------      --------
Raw materials        $277,726      $306,348
Work-in-process             -        28,867
Finished goods        115,313        69,091
                     --------      --------
         Total       $393,039      $404,306
                     ========      ========

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets as follows:

Research and development equipment                            3 - 5 years
Office equipment                                              3 - 7 years
Manufacturing and engineering equipment                       18 months to 5 years
Sales, and marketing and demonstration equipment              18 months to 5 years

Leasehold improvements are amortized over the related lease term or estimated useful life of the assets, whichever is shorter.

Depreciation and amortization expense related to property and equipment was $36,079 for the year ending September 30, 2004, $11,392 for the five-months ending September 30, 2003, and $41,320 and $134,282 for the years ended April 30, 2003 and 2002, respectively.

PATENT COSTS

We have capitalized external legal costs incurred in the defense of our patents where we believe that the future economic benefit of the patent will be increased. We monitor the legal costs incurred and the anticipated outcome of the legal action and, if changes in the anticipated outcome occur, write off capitalized costs, if any, in the period the change is determined. Patent costs are amortized over the remaining life of the patents.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities. A valuation allowance is provided when management believes it is more likely than not that there will be sufficient future taxable income to utilize deferred tax assets.

REVENUE RECOGNITION

The Company recognizes revenue upon product shipment, provided that there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                               September 30, 2004

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 2004, April 30, 2003 and 2002 and the period from May 1, 2003 to September 30, 2003: risk-free interest rates ranging from 3.83 - 4.73% for September 30, 2004, 3.96% for April 30, 2003, rates ranging from 5.11% - 6.00% for April 30, 2002, and rates ranging from 3.57 - 3.98% for the period from May 1, 2003 to September 30, 2003, respectively; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of ..57, 1.45, .57, and 1.60, respectively, and a weighted average expected life of the option of five years.

The weighted average fair value of options granted during the years ended September 30, 2004, April 30, 2003 and 2002 and the period from May 1, 2003 to September 30, 2003 was $4.14, $0.66, $1.32, $2.60 per share, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                       PERIOD FROM
                                                                      MAY 1, 2003 TO
                                                      SEPTEMBER 30,    SEPTEMBER 30,      APRIL 30,       APRIL 30,
                                                         2004               2003           2003             2002
                                                      -------------    -------------      ---------      ----------
Net loss as reported                                  $(2,831,064)     $  (980,064)     $(2,134,202)     $(2,656,529)
Add: Stock-based employee compensation expense
  included in reported net loss                                 -                -                -                -
Deduct: Total stock-based employee compensation
  determined under fair value method for all
  awards                                                 (441,672)        (143,168)        (125,062)        (510,827)
                                                      -----------      -----------      -----------      -----------
Pro forma net loss                                    $(3,272,736)     $(1,123,232)     $(2,259,264)     $(3,167,356)
                                                      ===========      ===========      ===========      ===========
Basis and diluted loss per share
  As reported                                         $     (0.29)     $     (0.11)     $     (0.28)     $     (0.39)
  Pro forma                                           $     (0.34)     $     (0.13)     $     (0.30)     $     (0.46)

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $68,214 for the year ending September 30, 2004, $54,458 for the five-months ending September 30, 2003, $105,295 and $180,678 for the years ending April 30, 2003 and 2002, respectively.

SHIPPING AND HANDLING

The Company classifies shipping and handling costs as costs of goods sold. Shipping costs are defined as the costs to get the finished product from the seller to the buyer. Handling costs are defined as the costs to store, move, and prepare finished goods for shipment. All amounts billed to a customer in a sale transaction are classified as revenues.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of September 30, 2004 is adequate. However, actual write-offs may exceed the recorded allowance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronoucement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004

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

In January 2004, the Company sold 1,110,000 shares of its common stock in a private placement for $5.00 per share, resulting in net proceeds of $5,500,343.

5. COMMITMENTS

The Company leases its office, research and development, sales, and production facilities under operating leases that expire through May 2007. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company in Massachusetts and are included in the Minnesota lease. Total rent expense under operating leases was $94,253 for the year ended September 30, 2004, $34,402 for the period May 1, 2003 to September 30, 2003, and $80,160, $69,778 for the years ended April 30, 2003 and April 30, 2002, respectively.

Future minimum rental payments required under leases that have remaining terms in excess of one year as of September 30, 2004 are as follows:

2005                                      $112,226
2006                                       114,664
2007                                        72,382
                                          ========
                                          $299,272
                                          ========

6. INCOME TAXES

At September 30, 2004, the Company had net operating loss carryforwards of approximately $25 million and research and development tax credit carryforwards of approximately $600,000. These carryforwards are available to offset future taxable income expiring at various dates through 2024.

Included in the NOL is approximately $741,000 of deductions resulting from disqualifying dispositions of stock options. These deductions currently have a full valuation allowance and when realized for financial statement purposes they will not result in a reduction in income tax expense. Rather, the benefit will be recorded as additional paid-in capital.

The Company's ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004

No income taxes were paid for the year ended September 30, 2004, the period ended May 1, 2003 to September 30, 2003 and for the years ended April 30, 2003, and April 30, 2002, respectively.

Components of deferred tax assets are as follows:


                                                   September 30,     September 30,               April 30,
                                                       2004              2003              2003             2002
                                                   ------------      ------------      ------------      ------------
Net operating loss carryforwards                   $ 11,482,897      $  8,688,769      $  7,709,000      $  6,754,000
Research and development credit carryforwards           637,000           616,000           600,000           540,000
Other                                                    36,936             1,395            44,000           136,000
Less valuation allowance                            (12,156,833)       (9,306,164)       (8,353,000)       (7,430,000)
                                                   ------------      ------------      ------------      ------------
Net deferred tax assets                            $          -      $          -      $          -      $          -
                                                   ============      ============      ============      ============

The Federal and state income tax benefit computed at the statutory rates is offset by the valuation allowance of the deferred tax assets as it is more likely than not that future taxable income will not be sufficient to utilize the deferred tax assets.

7. SHAREHOLDER'S EQUITY

Common stock: On September 29, 2003, the Company's Board of Directors adopted a Shareholder Rights Plan. In connection with the Shareholder Rights Plan, the Board of Directors declared a dividend distribution of one common stock purchase right for each outstanding share of common stock to stockholders of record as of the close of business day on September 30, 2003. Initially, these rights are not exercisable and trade with the shares of the Company's common stock. Under the Shareholder Rights Plan, the rights generally become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of Medwave, or if a person commences a tender offer that would result in that person owning 15% or more of the common stock of Medwave. Under the Shareholder Rights Plan, a shareholder of ZOLL who beneficially owns 15% or more of the Company's common stock as of September 30, 2004 generally will be deemed an "acquiring person" if such shareholder acquires additional shares of the Company's common stock. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of common stock equivalent to a value of twice the then-current exercise price of the right. If Medwave is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value twice the exercise price of the right.

Stock Options and Warrants: The Company has a stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares of common stock currently reserved for issuance is 2,200,000 shares. A majority of the options granted have ten-year terms and vest annually over a four year term and become fully exercisable at the end of four years of continued employment.

In April 2002 the plan was amended to (a) increase the number of shares reserved for issuance under the Plan by 500,000 shares, (b) provide for discretionary grants of options to non-employee directors, and (c) extend to February 26, 2012, the term during which incentive stock options can be granted under the Plan.

In April 2004 the plan was amended to increase the number of shares reserved for issuance under the Plan by 250,000 shares.

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004

Option activity is summarized as follows:

                                      SHARES         OPTIONS OUTSTANDING          WEIGHTED AVERAGE
                                     AVAILABLE     --------------------------     EXERCISE PRICE
                                     FOR GRANT        PLAN         NON-PLAN          PER SHARE
                                     ---------     ----------      ----------     ----------------
  Balance at April 30, 2001           190,000       1,199,000          20,000            4.28
  Reserved for issuance               500,000               -               -               -
  Granted                            (395,000)        395,000               -            2.72
  Exercised                                 -         (30,000)              -            1.92
  Canceled                            475,000        (475,000)              -            3.66
                                   ----------      ----------      ----------
Balance at April 30, 2002             770,000       1,089,000          20,000            4.06
  Granted                            (284,000)        284,000               -            0.81
  Exercised                                 -               -               -               -
  Canceled                             90,000         (90,000)              -            6.96
                                   ----------      ----------      ----------
Balance at April 30, 2003             576,000       1,283,000          20,000      $     3.22
  Granted                            (500,500)        500,500               -            3.15
  Exercised                                 -         (93,750)              -            0.84
  Canceled                             32,500         (32,500)              -            1.46
                                   ----------      ----------      ----------
Balance at September 30, 2003         108,000       1,657,250          20,000            3.37
  Reserved for issuance               250,000               -               -               -
  Granted                            (178,000)        178,000               -            5.18
  Exercised                                 -        (194,250)              -            1.96
  Canceled                             67,500         (67,500)              -            6.08
                                   ----------      ----------      ----------
Balance at September 30, 2004         247,500       1,573,500          20,000      $     3.36
                                   ==========      ==========      ==========

The following table summarizes information about the stock options outstanding at September 30, 2004:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    -----------------------------------------------     -----------------------------
                                    WEIGHTED AVERAGE    WEIGHTED                         WEIGHTED
   RANGE OF           NUMBER            REMAINING       AVERAGE            NUMBER         AVERAGE
EXERCISE PRICE      OUTSTANDING     CONTRACTUAL LIFE  EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
--------------      -----------     ----------------  --------------     -----------   --------------
    $ 0.74 - 0.98     222,000            7 years      $         .59       111,000         $   .74
      1.14 - 1.60     190,250            9 years               1.45        93,750            1.48
      2.15 - 2.25     366,750            5 years               1.62       200,750            2.21
      3.00 - 4.75     440,000            7 years               3.04       137,500            4.23
      5.06 - 7.13     307,500            7 years               5.94       240,750            6.74
      8.94 - 10.00     67,000            5 years               9.50        67,000            9.50
                    ---------          ---------                          -------
                    1,593,500          6.8 years                          850,750
                    =========          =========                          =======

Options outstanding expire at various dates during the period from 2004 through 2013. The number of options exercisable as of September 30, 2004, September 30, 2003, April 30, 2003, and April 30, 2002 was 850,750, 741,500, 731,750, 542,000,
respectively at weighted average exercise prices of $4.12, $4.18, $4.01, and $5.26 per share, respectively.

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004

In connection with the March 2001 round of the private placement, the Company issued warrants to purchase 289,799 shares of common stock at an exercise price of $6.43 per share. The warrants expire in March 2006.

In connection with the June 2001 round of the private placement, the Company issued warrants to purchase 1,334,151 shares of common stock at an exercise price of $4.25 per share. The warrants expire in June 2006. During 2004, 10,000 warrants were exercised.

8. SEGMENT REPORTING

The Company's business activities are aggregated into one reportable segment, given the similarities of economic characteristics between the activities and the common nature of the Company's products and customers. The total sales outside the United States account for approximately 20%, 42%, and 33% of the Company's sales in fiscal years ended September 30, 2004, April 30, 2003, and April 30, 2002, and 32% for the period from May 1, 2003 to September 30, 2003, respectively. Japan accounted for approximately 8% of the Company's net sales for the year ended September 30, 2004, approximately 13% for the period from May 1, 2003 to September 30, 2003, approximately 36% of the Company's net sales for the year ended April 30, 2003, and approximately 25% of the Company's net sales for the year ended April 30, 2002.

9. CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company has cash on deposit with a bank, which exceeds federally insured limits by approximately $4,693,000 as of September 30, 2004. The Company has not experienced any losses in such accounts, and management believes they are not exposed to any significant credit risk on cash.

SIGNIFICANT CUSTOMERS

There were no customers that accounted for more than 10% of net sales for the year ended September 30, 2004. For the period form May 1, 2003 to September 30, 2003, one customer accounted for approximately 27% of net sales and another customer accounted for approximately 13% of net sales. During the year ended April 30, 2003, one customer accounted for approximately 36% of net sales. During the year ended April 30, 2002, one customer accounted for approximately 24% of net sales.

10. VALUATION AND QUALIFYING ACCOUNTS

The following is a summary of the Company's valuation and qualifying account activity:

                                           BALANCE AT                       CREDIT       BALANCE
                                          BEGINNING OF  CHARGED TO COSTS   ACCOUNTS       END OF
                                             PERIOD       AND EXPENSES    RECEIVABLE      PERIOD
                                          -----------   ----------------  ----------     -------
Allowance for doubtful accounts
receivable - Trade for the year ended:
  September 30, 2004                        $20,000         $ 10,00         $   -         $30,000
  May 1, 2003 to Sept 30, 2003               15,000           5,000             -          20,000
  April 30, 2003                             18,013           5,519         8,532          15,000
  April 30, 2002                             13,203          12,000         7,190          18,013

                                  Medwave, Inc.

                          Notes to Financial Statements

                               September 30, 2004


11. PENSION PLAN

The Company adopted a simplified employee pension plan that covers all eligible employees. The plan states, among other things, that the Company will match up to the first three percent of the employee's salary contribution. Pension expense was $11,342 for the year ending September 30, 2004, $2,943 for the five months ending September 30, 2003, $7,282 and $12,446 for the years ending April 30, 2003 and 2002, respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            FIRST          SECOND         THIRD          FOURTH
            SEPTEMBER 30, 2004             QUARTER         QUARTER       QUARTER         QUARTER
            ------------------             -------         -------       -------         -------
Net sales                                 $ 224,927      $ 211,856      $ 223,611      $ 203,457
Operating loss                             (545,063)      (680,649)      (785,986)      (823,731)
Net loss                                   (568,365)      (673,401)      (777,832)      (811,466)
Basic and diluted net loss per share           (.06)          (.07)          (.08)          (.08)

             APRIL 30, 2003
             --------------
Net sales                                 $ 209,615      $ 301,577      $ 277,088      $ 360,465
Operating loss                             (617,758)      (601,406)      (494,643)      (446,640)
Net loss                                   (608,885)      (594,108)      (490,501)      (440,708)
Basic and diluted net loss per share           (.08)          (.08)          (.07)          (.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A: CONTROLS AND PROCEDURES:

As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (who is also the Company's Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's management, including the CEO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

In connection with their audit of our 2004 financial statements, BDO Seidman, LLP, our independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate raise to the level of material weakness: The Company lacks a full-time Chief Financial Officer to ensure consistently timely reporting of financial information. We are currently in the process of recruiting a Chief Financial Officer to ensure consistently timely reporting of financial information. We believe this effort will address the conditions raised by BDO Seidman, LLP.

ITEM 9B: OTHER INFORMATION:

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of the directors and executive officers of the Company as of December 1, 2004. A summary of the background and experience of each individual is set forth after the table.

The directors and executive officer of the Company are:

             Name                 Age                  Position
--------------------------------  ---    -------------------------------------
William D. Corneliuson(1,2)        61    Chairman and Director
Frank A. Katarow (2)               46    Director
John L. Miclot(1)                  46    Director
Solomon Aronson(1,2)               47    Director
Timothy J. O'Malley                43    President, Chief Executive Officer,
                                         and Director, Secretary

1-Member of the Compensation Committee
2-Member of the Audit Committee

The Board of Directors is currently comprised of five members and is divided into three classes, with the directors in each class serving for a term of three years and until their successor is duly elected and qualified. The Class I director is Solomon Aronson and his term expires at the 2007 Annual Meeting of Shareholders. The Class II directors will hold office for a term expiring at the 2005 Annual Meeting of shareholders. Tim O'Malley and Bill Corneliuson are the Class II directors. The Class III directors will hold office for a term expiring at the 2006 Annual Meeting of shareholders. Frank Katarow and John Miclot are the Class III directors. There are no family relationships among the directors and executive officers. The Board of Directors has an Audit Committee, which (i) reviews the Company's annual financial statements, (ii) makes recommendations regarding the Company's independent auditors and scope of auditor services,
(iii) reviews the adequacy of accounting and audit policies, compliance assurance procedures and internal controls, (iv) reviews non-audit service performed by auditors to maintain auditors' independence, and (v) reports to the Board on the adequacy of disclosures and adherence to accounting principles. The Board of Directors has determined that each of the members of the Audit Committee is "independent" as defined in Rule 4200 of the Nasdaq Listing Requirements. At this stage, the financial statements and accounting issues of the Company tend to be relatively straightforward and the Board of Directors has concluded not to appoint an audit committee financial expert of the Audit Committee. The Board of Directors also has formed a Compensation Committee, which (i) reviews compensation philosophy and major compensation benefits for executives, (ii) administers the Company's Stock Option Plan, and (iii) approves executive officers' compensation.

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

JOHN L. MICLOT, a director of the Company since 2002, became President and CEO of Respironics, Inc. on December 1, 2003. In November 2002, he was appointed the company's Chief Strategic Officer responsible for developing and implementing strategic business and growth initiatives, both domestically and internationally, for each of Respironics' four divisions. In May 2003, he was elected to the Board of Directors. Prior to his position as Chief Strategic Officer, he was the President of the Homecare Division from July 1999 to November 2002. Mr. Miclot joined Respironics in 1998 when it acquired Healthdyne Technologies where he had served as Senior Vice President, Sales and Marketing from 1995-1998. He was appointed Group Vice President, Sleep Disorders, and was quickly promoted to Senior Vice President, Sales, Marketing and Manufacturing. Mr. Miclot began his career in sales for both DeRoyal Industries and the Edward's Critical Care Division of Baxter Healthcare. In 1988, he joined the Ohmeda Division of BOC Healthcare as Director of Marketing and was appointed Director of International Marketing and Service in 1992 and assumed the position of Vice President of International Marketing in 1993. In 1994, Mr. Miclot joined Medex Inc., a medical device company specializing in cardiovascular pressure monitoring, as Vice President of Marketing. Mr. Miclot earned a Bachelor of Business Administration degree in Marketing from the University of Iowa. He is currently a member of the Young Presidents Organization.

SOLOMON ARONSON M.D., FACC, FCCP, FAHA, joined the Board of Directors at Medwave in August 2003. Prior to joining Medwave, Dr. Aronson was Professor of Anesthesia and Critical Care at the University of Chicago and Chief of the Cardiothoracic and Vascular Anesthesia Division of the University of Chicago Hospitals and Clinics. In 1983, Dr. Aronson received his MD with honors in research from the

Medical College of Wisconsin. In 1986, after completing his residency at the University of Texas where he served as Chief Resident in 1985, he was awarded a fellowship in cardiac and vascular anesthesia at the Texas Heart Institute in Houston. Following his fellowship in Texas, Dr. Aronson was recruited to the University of Chicago, Department of Anesthesia and Critical Care where he served as an instructor, assistant professor, and associate professor before being promoted to full professor in 1999. Dr Aronson is active in many professional organizations, including the American College of Cardiology, the American College of Chest Physicians, the American Heart Association, the American Society of Echocardiography for which he is Chair of the Intraoperative Council, the Society of Cardiovascular Anesthesiology for which he has been elected to serve on the Board of Directors, the National Board of Echocardiography for which he has also served on the Board of Directors, the American Society of Anesthesiology for which he serves on the Economic Committee, and the International Anesthesia Research Society. Dr. Aronson has recently been honored to serve through 2007 on the Anesthetic and Life Support Drug Advisory Committee for the FDA. He has also been honored with listings in "Who's Who" & "How to Find the Best Doctors in America". In 2000, 2001, and 2003, he was elected by his piers to "The Best Doctors in America". Dr. Aronson has authored more than 75 journal articles, 40 book chapters, one textbook, and over 100 abstracts, and he has lectured extensively at universities throughout the United States and in many foreign countries.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that during the fiscal year ending September 30, 2004 and the five-month period from May 1, 2003 to September 30, 2003, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with, except for the following: William D. Corneliuson, a Director of the Company, filed a Form 4 reporting the grant of options after the applicable filing deadline and filed a form 4 reporting the purchase of the Company's common stock after the applicable filing deadline; Timothy J. O'Malley, a Director and the President and Chief Executive Officer of the Company, filed a Form 4 reporting the grant of options after the applicable filing deadline and filed a Form 4 reporting the purchase of the Company's common stock after the applicable filing deadline; Solomon Aronson, a Director of the Company, filed a Form 4 reporting the purchase of the Company's common stock after the applicable filing deadline; John L. Miclot, a Director of the Company, filed a Form 4 reporting the purchase of the Company's common stock after the applicable filing deadline.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and controller. This Code of Ethics was ratified by the Board of Directors on February 18, 2004. This policy became effective for all of Medwave's employees Directors on February 18, 2004. This Code of Ethics is available on our website, www.medwave.com, under the heading Investor Relations, and is called "Code of Ethics".

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation earned by or awarded to Timothy J. O'Malley, the President and Chief Executive Officer, during the Company's last three fiscal years ended September 30, 2004, April 30, 2003, April 30, 2002 and the period from May 1, 2003 to September 30, 2003. No other executive officer of the Company received total salary and bonus compensation in excess of $100,000 for the fiscal year ended 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                               Annual Compensation                      Compensation
                                               -------------------                      ------------
                                                                                         Securities
                                                                                     Underlying Options      All Other
   Name and Principal Position              Year             Salary       Bonus        (# of shares)(1)     Compensation
----------------------------------- ---------------------- ----------- ------------ --------------------- -----------------
Timothy J. O'Malley                        2004             $225,000      ----             30,000                ----
President and Chief Executive        May 1-Sep 30, 2003       93,750      ----            100,000                ----
Officer                                    2003              225,000      ----               ----                ----
                                           2002              219,375      ----            185,000                ----

--------------
(1) Number of shares of common stock subject to options that were granted during the year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

30,000 stock options were granted during fiscal year 2004 and 100,000 stock options were granted during the five-month period from May 1, 2003 to September 30, 2003 to the executive officer named in the above Summary Compensation Table.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth certain information concerning each exercise of stock options during the year ended September 30, 2004 and the five-month period from May 1, 2003 to September 30, 2003 by the executive officer named in the above Summary Compensation Table and the aggregated fiscal year-end value of the unexercised options of such executive officer.

                                                             Number of Unexercised            Value of Unexercised
                                                             Securities Underlying       In-the-Money Options at Fiscal
                              Shares                    Options at Fiscal Year-End (#)           Year- End ($)1
                            Acquired on     Value       -------------------------------- --------------------------------
          Name             Exercise (#)   Realized ($)   Exercisable     Unexercisable    Exercisable    Unexercisable
-------------------------- -------------- ------------- --------------- ---------------- -------------- -----------------
Timothy J.  O'Malley           - 0 -         $ - 0 -       365,000          175,000        $212,425         $214,425

(1) Based on the differences between the closing price of our common stock at fiscal year-end and the option exercise price.

COMPENSATION OF DIRECTORS

Directors are not currently paid fees for attending meetings. Under the Company's Stock Option Plan, each non-employee director receives an option to purchase 30,000 shares of common stock upon his or her initial election to the Board. Pursuant to such provision, in May 1999 Mr. Corneliuson received a non-qualified option to purchase 30,000 shares of common stock at an exercise price of $8.94 In February 2002, Mr. Katarow and Mr. Miclot each received a non-qualified option to purchase 30,000 shares of common stock at an exercise price of $1.60. In July 2003, Mr. Aronson received a non-qualified option to purchase 50,000 shares of common stock at an exercise price of $4.25. Mr. Aronson received the additional amount of shares due to the fact that Medwave will be utilizing his expertise as a physician and medical expert. Each such option is for a term of ten years and vests over a four-year period. In addition, after three years of service each non-employee director receives a ten-year non-qualified option for 10,000 shares, vesting after one year, each year he or she continues to serve as a director. Mr. Corneliuson received an option for 10,000 shares in May 2002 at an exercise price of $1.28 per share, an option for 10,000 shares in May 2003 at an exercise price of $2.23 and an option for 10,000 shares in May 2004 at an exercise price of $6.75.

The Company has non-compete and confidentiality agreements with its employees. In addition, the Company has a letter agreement of employment with Mr. O'Malley. The letter agreement outlines the terms of Mr. O'Malley's stock options and compensation plan but does not include a non-compete agreement. An Executive Severance Agreement between Medwave and Mr. O'Malley was finalized on June 4, 2004. The Company does not have key man life insurance on Mr. O'Malley. The Company does not have an employment agreement with or key man life insurance on, any other individual.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of shares of common stock of the Company on December 22, 2004, by each of the executive officers named in the Summary Compensation Table set forth in Item 11, by each director, by all directors and current executive officers as a group and by all persons known by us to be beneficial owners of more than 5% of the our common stock. Except as otherwise indicated, each of the shareholders listed in the table or included within a group listed in the table possesses sole voting and investment power with respect to the shares indicated.

                                      Shares Beneficially     Percent of
Name and Address                           Owned(1)           Ownership
------------------------------------  ---------------------- ---------------
Heartland Value Fund
c/o Heartland Advisors
789 North Water Street
Milwaukee, WI 53202                       900,000(2)         9.0%

William D. Corneliuson
1045 West Glen Oaks Lane
Suite 203
Mequon, WI 53092                        1,067,550(3)        10.6%

David B. Johnson
Miller Johnson Steichen Kinnard
1400 Kinnard
Financial Center
920 2nd Avenue South
Minneapolis, MN 55402                     646,037(4)         6.4%

Frank Katarow                              15,000(5)          *

John Miclot                                35,000(6)          *

Timothy J. O'Malley                       377,450(7)         3.8%

Solomon Aronson                            14,500(8)          *

All Current Executive Officers and
Directors as a Group (5 persons)        1,509,500(9)        15.0%

*    Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of December 22, 2004, or within 60 days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by a group.

(2) The information reported is based on a Joint Schedule 13G filed with the SEC on February 12, 2004 reporting beneficial information.

(3) Includes options to purchase 155,000 shares of common stock which are exercisable as of December 22, 2004, or will become exercisable within 60 days of such date. Also includes 244,250 shares held by Duchess Limited Partnership, an entity in which Mr. Corneliuson holds a pecuniary interest. Pursuant to a domestic relations order in 2002, Mr. Corneliuson transferred 20,000 shares of common stock underlying certain stock options awards to his ex-wife.

(4) Includes 91,797 shares and 30,000 units (consisting of 30,000 shares and warrants to purchase 30,000 shares) owned by David B. Johnson; 269,840 shares owned by Betty L. Johnson, wife of David B. Johnson; 7,800, 8,000, and 4,600 shares owned respectively by each Todd, Molly, and Joel Johnson, children of David B. Johnson; and 214,000 shares and 20,000 units (consisting of 20,000 shares and warrants to purchase 20,000 shares) owned by a foundation controlled by David B. Johnson. (All given amounts based on information provided as of February 17, 2004.)

(5) Includes an option to purchase 15,000 shares of common stock which is exercisable as December 22, 2004, or will become exercisable within 60 days of such date.

(6) Includes an option to purchase 15,000 shares of common stock which is exercisable as December 22, 2004, or will become exercisable within 60 days of such date.

(7) Includes options to purchase 365,000 shares of common stock which are exercisable as of December 22, 2004, or will become exercisable within 60 days of such date. Includes 600 shares held by Mr. O'Malley's three children.

(8) Includes options and warrants to purchase 12,500 shares of common stock which are exercisable as of December 22, 2004, or will become exercisable within 60 days of such date.

(9) Includes 562,500 shares, which may be purchased upon exercise of options and warrants which are exercisable as of December 22, 2004, or will become exercisable within 60 days of such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 8, 2004, the Company sold 1,100,000 shares of its common stock in a private placement. William D. Corneliuson, the Chairman of the Board of Directors of the Company, purchased 100,000 of such shares, which sale was approved by the shareholders of the Company at the Annual Meeting of Shareholders on April 8, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. During fiscal year ended September 30, 2004, the aggregate fees and expenses billed for professional services rendered by BDO Seidman, LLP for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements and accounting consultations totaled $25,146.00. For the five months ended September 30, 2003 and for the year ended April 30, 2003, the aggregate fees and expenses billed for professional services rendered by BDO Seidman, LLP for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements and accounting consultations totaled $39,425.00 and the aggregate fees and expenses billed for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements and accounting consultations totaled $12,538.00.

Audit-Related Fees. During fiscal year ended September 30, 2004, the aggregate fees and expenses billed for assurance and related services rendered by BDO Seidman and Ernst & Young that were reasonably related to the performance of the audit or review of the Company's annual financial statements, review of the Company's quarterly financial statements and accounting consultations totaled $3,589.00. For the five months ended September 30, 2003 and for the year ended April 30, 2003, the aggregate fees and expenses billed for assurance and related services that were reasonably related to the performance of the audit of the Company's annual financial statements, review of the Company's quarterly financial statements and accounting consultations totaled $7,600.00.

Tax Fees. During fiscal year ended September 30, 2004, the aggregate fees and expenses billed for professional services rendered by BDO Seidman for tax compliance, tax advice and tax planning totaled $17,915.00. For the five months ended September 30, 2003 and for the year ended April 30, 2003, the aggregate fees and expenses billed for professional services rendered by BDO Seidman for tax compliance, tax advice and tax planning totaled $4,500.00. For the five months ended September 30, 2003 and for the year ended April 30, 2003, the aggregate fees and expenses billed for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning totaled $0.00.

All Other Fees. During fiscal year ended September 30, 2004 and for the five months ended September 30, 2003 and for the year ended April 30, 2003, there were no fees and expenses billed for professional services rendered by BDO Seidman or Ernst & Young to the Company not covered in the three preceding paragraphs.

The Audit Committee must pre-approve all audit and permitted non-audit services to be provided by our independent public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the Securities and Exchange Commission. Each year, the Audit Committee approves the appointment of the independent auditors to audit our financial statements, including the associated fee. Of the services described in the four preceding paragraphs, 100% of such services were approved by the Audit Committee. The Audit Committee has considered whether the provisions of such services, including non-audit services, by BDO Seidman and Ernst & Young is compatible with maintaining BDO Seidman's and Ernst & Young's independence and has concluded that it is.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following Financial Statements, Notes thereto and Independent Auditors' Reports are set forth under Item 8:

         Report of Registered Public Accounting Firm
         Report of Registered Public Accounting Firm
         Audited Financial Statements
         Balance Sheets
         Statements of Operations
         Statement of Changes in Stockholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

(a)(2) No Financial Statements Schedules are included herein, because either the amounts are not sufficient to require submission of the schedules or because the information is included in the financial statements or notes thereto.

(a)(3)   Exhibits

Exhibit
Number          Description
------          -----------
3.1             Amended and Restated Articles of Incorporation. (1)

3.2             Amendment of Articles of Incorporation. (2)

3.3             Amended and Restated Bylaws. (1)

3.4             Amendments to Bylaws. (2)

4.1             Shareholder Rights Plan dated September 29, 2003. (9)

10.1            2004 Amended and Restated Stock Option Plan. (4)

10.2            Form of Incentive Stock Option Agreements. (3)

Exhibit
Number          Description
------          -----------
10.3            Form of Non-Qualified Stock Option Agreement for Non-Employee Directors. (3)

10.4            Letter agreement of employment with Timothy O'Malley dated September 9, 1999 and amendment dated
                September 16, 1999. (5)

10.5            Critical Care Concepts Distributor Agreement. (5)

10.6            Agreement of Lease extension dated November 30, 1999 between the Company and AMB Property, L.P. (7)

10.7            Agreement of Lease extension dated March 21, 2002, between the Company and AMB Property, L.P. (8)

10.8            Agreement of Lease dated December 20, 2001 between the Company and Hawthorne North Realty Trust. (8)

10.9            Second Lease Modification and Extension Agreement dated April 12, 2004 between the Company and AMB
                Property, L.P. (3)

10.10           Commercial Lease dated April 12, 2004 between the Company and Hawthorne North Realty. (3)

10.11           The Agreement and Plan of Merger by and between Medwave, Inc., a Minnesota Corporation and Medwave,
                Inc., a Delaware Corporation dated as of April 30, 2003. (8)

10.12           Supply Agreement entered into September 14, 2000 by and between the Registrant and Nihon Kohden
                Corporation. (8)

10.13           Code of Ethics. (3)

10.14           Severance Agreement with Timothy J. O'Malley dated June 4, 2004. (3)

23.1            Consent of Ernst & Young LLP. (3)

23.2            Consent of BDO Seidman, LLP. (3)

31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1            Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

------------------------
(1) Incorporated by reference to Medwave, Inc.'s Registration Statement on Form SB-2, Reg. No. 33-96878C

(2) Incorporated by reference to Medwave, Inc.'s Registration Statement on Form S-3, Reg. No. 333-103477

(3)      Filed herewith.

(4) Incorporated by reference to Medwave, Inc.'s Schedule 14A filed on March 9, 2004.

(5) Incorporated by reference to Medwave, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

(6) Incorporated by reference to Medwave, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(7) Incorporated by reference to Medwave, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

(8) Incorporated by reference to Medwave, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9) Incorporated by reference to Medwave, Inc.'s Form 8-A12G filed on October 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDWAVE, INC.

Date: January 11, 2005                     By /s/ Timothy J. O'Malley
                                              ----------------------------------
                                              Timothy J. O'Malley, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                             Date
/s/ Timothy J. O'Malley                  President, CEO, and Director                      January 11, 2005
--------------------------------         (principal executive officer and principal
Timothy J. O'Malley                      financial officer)

/s/ William D. Corneliuson               Chairman                                          January 11, 2005
--------------------------------
William D. Corneliuson

/s/ Solomon Aronson                      Director                                          January 11, 2005
--------------------------------
Solomon Aronson

/s/ Frank A. Katarow                     Director                                          January 11, 2005
--------------------------------
Frank A. Katarow

/s/ John L. Miclot                       Director                                          January 11, 2005
--------------------------------
John L. Miclot

                                  MEDWAVE, INC.
                                  EXHIBIT INDEX
                                       TO
               FORM 10-K FOR FISCAL YEAR ENDED SEPTEMBER 30, 2004

Exhibit
Number          Description
------          -----------
3.1             Amended and Restated Articles of Incorporation. (1)

3.2             Amendment of Articles of Incorporation. (2)

3.3             Amended and Restated Bylaws. (1)

3.4             Amendments to Bylaws. (2)

4.1             Shareholder Rights Plan dated September 29, 2003. (9)

10.1            2004 Amended and Restated Stock Option Plan. (4)

10.2            Form of Incentive Stock Option Agreements. (3)

10.3            Form of Non-Qualified Stock Option Agreement for Non-Employee Directors. (3)
                Letter agreement of employment with Timothy O'Malley dated September 9, 1999 and amendment dated
10.4            September 16, 1999. (5)

10.5            Critical Care Concepts Distributor Agreement. (5)

10.6            Agreement of Lease extension dated November 30, 1999 between the Company and AMB Property, L.P. (7)

10.7            Agreement of Lease extension dated March 21, 2002, between the Company and AMB Property, L.P. (8)

10.8            Agreement of Lease dated December 20, 2001 between the Company and Hawthorne North Realty Trust. (8)

10.9            Second Lease Modification and Extension Agreement dated April 12, 2004 between the Company and AMB
                Property, L.P. (3)

10.10           Commercial Lease dated April 12, 2004 between the Company and Hawthorne North Realty. (3)

10.11           The Agreement and Plan of Merger by and between Medwave, Inc., a Minnesota Corporation and Medwave,
                Inc., a Delaware Corporation dated as of April 30, 2003. (8)

10.12           Supply Agreement entered into September 14, 2000 by and between the Registrant and Nihon Kohden
                Corporation. (8)

10.13           Code of Ethics. (3)

10.14           Severance Agreement with Timothy J. O'Malley dated June 4, 2004. (3)

23.1            Consent of Ernst & Young LLP. (3)

23.2            Consent of BDO Seidman, LLP. (3)

31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1            Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

-----------------------
(1) Incorporated by reference to Medwave, Inc.'s Registration Statement on Form SB-2, Reg. No. 33-96878C

(2) Incorporated by reference to Medwave, Inc.'s Registration Statement on Form S-3, Reg. No. 333-103477

(3)   Filed herewith.

(4) Incorporated by reference to Medwave, Inc.'s Schedule 14A filed on March 9, 2004.

(5) Incorporated by reference to Medwave, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

(6) Incorporated by reference to Medwave, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(7) Incorporated by reference to Medwave, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

(8) Incorporated by reference to Medwave, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)   Incorporated by reference to Medwave's Form 8-A12G filed on October 3,
      2003.