Form 10-Q
period 2004-12-31
MEDWAVE INC
filed 2005-02-04
CIK 876043

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended December 31, 2004; or

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

As of January 31, 2005 the issuer had 10,072,666 shares of Common Stock outstanding.


================================================================================

                                  Medwave, Inc.

                                    Form 10-Q

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                        2

               Balance Sheets - September 30, 2004 and December 31, 2004               2

               Statements of Operations - Three Months Ended December 31,
                  2004 and 2003                                                        3

               Statements of Cash Flows - Three Months Ended December 31,
                  2004 and 2003                                                        4

               Notes to Unaudited Financial Statements                                 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 13

  Item 4.  Controls and Procedures                                                    13

PART II.       OTHER INFORMATION

  Item 1.  Legal Proceedings                                                          13

  Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds                13

  Item 3.  Defaults Upon Senior Securities                                            13

  Item 4.  Submission of Matters To A Vote of Security Holders                        13

  Item 5.  Other Information                                                          14

  Item 6.  Exhibits                                                                   14

Signatures                                                                            14

Exhibits                                                                             15-16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Medwave, Inc.

                                 Balance Sheets
                                   (Unaudited)

                                                                 DECEMBER 31     SEPTEMBER 30
                                                                    2004             2004
                                                                ---------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                    $  3,977,015    $  4,793,326
    Accounts receivable, net                                          155,814         176,503
    Inventories, net                                                  324,159         393,039
    Prepaid expenses                                                  108,956          62,351
                                                                ---------------------------------
Total current assets                                                4,565,944       5,425,219
                                                                ---------------------------------
Property and equipment:
    Research and development equipment                                 33,536          31,535
    Office equipment                                                  117,089         114,174
    Manufacturing and engineering equipment                           286,931         285,937
    Sales and marketing equipment                                     113,857         113,482
    Leasehold improvements                                             41,913          41,913
    Demonstration equipment                                            22,897           6,257
                                                                ---------------------------------
                                                                      616,223         593,298
    Accumulated depreciation and amortization                        (444,179)       (434,798)
                                                                ---------------------------------
Total net property and equipment                                      172,044         158,500
                                                                ---------------------------------

Patents, net                                                            1,917           1,917
                                                                ---------------------------------
Total assets                                                     $  4,739,905    $  5,585,636
                                                                =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $    400,030    $    342,879
    Accrued expenses                                                   68,779         113,851
    Deferred revenue                                                   68,987          60,197
                                                                ---------------------------------
Total current liabilities                                             537,796         516,927
                                                                ---------------------------------
Stockholders' equity:
    Common stock, .01 par value:
            Authorized shares--50,000,000
            Issued and outstanding shares-
            December 31, 2004 - 10,058,916
            September 30, 2004 - 10,058,916                           100,589         100,589
    Additional paid in capital                                     29,350,188      29,350,188
    Accumulated deficit                                           (25,248,668)    (24,382,068)
                                                                ---------------------------------
Total stockholders' equity                                          4,202,109       5,068,709
                                                                ---------------------------------
Total liabilities and stockholders' equity                       $  4,739,905    $  5,585,636
                                                                =================================


The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                      Three months ended December 31,
                                                      -------------------------------
                                                              2004           2003
                                                      -------------------------------
Revenue:
    Net Sales                                            $    301,991    $  224,927

Operating expenses:
    Cost of sales and production                              285,683        97,810
    Research and development                                  147,392        98,554
    Sales                                                     384,916       358,725
    General and administrative                                159,955       214,901
    Finance                                                    34,583             -
    Business development                                       28,618             -
    Marketing                                                  76,507             -
    Clinical education and support                             66,402             -
                                                      -------------------------------
Operating loss                                               (882,065)     (545,063)

Other income(expense):
    Interest income                                            15,463         2,000
    Loss on disposal of equipment                                           (25,302)
                                                      -------------------------------
Net loss                                                 $   (866,602)   $ (568,365)
                                                      ===============================

Net loss per share - Basic and diluted                   $      (0.09)   $    (0.06)
                                                      ===============================
Weighted average number of common and
    common equivalent shares outstanding - basic
    and diluted                                            10,058,916     8,762,707
                                                      ===============================

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Three months ended
                                                                             December 31,
                                                                     ----------------------------
                                                                           2004          2003
                                                                     ----------------------------
OPERATING ACTIVITIES
Net loss                                                              $  (866,602)  $   (568,365)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                          10,084          7,777
    Loss on disposal of equipment                                                         25,302
    Changes in operating assets and liabilities:
       Accounts receivable                                                 20,689        (52,004)
       Inventories                                                         68,879        (51,893)
       Prepaid expenses                                                   (46,606)       (74,800)
       Accounts payable                                                    56,448        (43,822)
       Accrued expenses                                                   (45,071)         7,725
       Deferred revenue                                                     8,790          9,154
                                                                     ----------------------------
Net cash used in operating activities                                    (793,389)      (740,926)
                                                                     ----------------------------
INVESTING ACTIVITIES
Purchase of patent                                                                        (1,462)
Purchase of property and equipment                                        (22,922)       (32,624)
                                                                     ----------------------------
Net cash used in investing activities                                     (22,922)       (34,086)
                                                                     ----------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                    16,995
                                                                     ----------------------------
Cash provided by financing activities                                                     16,995
                                                                     ----------------------------

Increase in cash and cash equivalents                                    (816,311)      (758,017)
Cash and cash equivalents at beginning of
period                                                                 13,392,608      1,694,648
                                                                     ----------------------------
Cash and cash equivalents at end of period                           $ 12,576,297   $    936,631
                                                                     ============================


The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.
                     Notes To Unaudited Financial Statements
                                December 31, 2004

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements of Medwave, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.


2.  STOCKHOLDERS' EQUITY

    A summary of changes in stockholders' equity for the three months ended December 31, 2004 is as follows:


-------------------------------------------------------------------------------------------------------------
                                            COMMON STOCK
                                           .01 PAR VALUE          ADDITIONAL     ACCUMULATED
-------------------------------------------------------------------------------------------------------------
                                        SHARES       AMOUNT    PAID IN CAPITAL     DEFICIT        TOTAL
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004         10,058,916   $100,589    $ 29,350,188     $(24,382,068)   $  5,068,709
-------------------------------------------------------------------------------------------------------------
Exercise of Stock Options/Warrant              -          -               -                -               -
-------------------------------------------------------------------------------------------------------------
Net Loss                                       -          -               -         (866,600)       (866,600)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004          10,058,916   $100,589    $ 29,350,188     $(25,248,668)   $  4,202,109
-------------------------------------------------------------------------------------------------------------


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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not incurred a material impact due to this new standard.

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


4.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,184,950 as of December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Medwave Inc., or the Company, or statements made by our directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered "forward-looking statements" and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, have affected and, in the future, could affect the Company's actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company's products, the Company's success in creating effective distribution channels for its products, the Company's ability to scale up its manufacturing process, the magnitude of orders under the Company's agreement with Zoll Medical, our ability to enter into agreements, delays in product development or enhancement or regulatory approval, and other factors detailed from time to time in the Company's reports filed with the SEC, including those set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K filed on January 12, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month period ended December 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and other financial information included in our September 30, 2004 Annual Report on Form 10-K filed with the SEC.

OVERVIEW

Operating revenue was $301,991 and $224,927 for the three-month periods ended December 31, 2004 and 2003, respectively, an increase of 34%. Revenue from the North American market was approximately $242,517 and $164,387 for the three-month periods ended December 31, 2004 and 2003, respectively, representing an increase of 48%. Revenue generated from patient sensors increased 125% to $73,624 for the three-month period ended December 31, 2004 compared to $32,672 for the three-month period ended December 31, 2003. Revenue from international markets remained consistent.

We recently announced the signing of an OEM agreement with ZOLL Medical Corporation. ZOLL Medical is a leader in cardiac resuscitation devices and an innovator in their field. We anticipate that we will begin to ship products to fulfill this agreement in the quarters ahead.

During September 2004, we signed a Joint Investigation Agreement with a global electronics company. We have been working with this company since that time to implement and achieve specific milestones that are called out in the agreement.

We continue to place a tremendous amount of management time and focus on other potential OEM agreements, distribution and sales channel expansion possibilities. The number of non-disclosure agreements that we have signed with other companies has increased, as has the scope of the discussions, as we pursue alternate avenues for Medwave to supply products and technology, including licensing, distribution, private labeling, and co-development opportunities. We believe that these agreements with other organizations may provide a significant possibility to sell large volumes of our technology, as well as complement our direct sales force's activities by further validating our technology in the market, across multiple market segments.

We continue to add new sales professionals to our United States sales force. We have recently hired two Alternate Care Sales Professionals, who will focus on selling and marketing our technology to physicians offices, outpatient centers, EMS/EMT organizations, and other non-hospital settings. Blood pressure is the one vital sign that is measured in virtually every healthcare setting, and we believe that our technology has application in most, if not all, of these environments. We believe that with the numerous product validation studies, both formal and anecdotal, the recent signing of major group purchasing contracts with AmeriNet, Novation, and Mayo Foundation, and the technology recognition which we have received in the form of the Child Health Corporation Seal of Acceptance and the Frost and Sullivan Technology Innovation Award, that we will now benefit by continuing to invest in additional sales professionals to increase our market penetration and revenue generating capabilities. We have been recruiting higher level sales professionals in our hospital sales force, and have recently hired several very seasoned sales professionals from companies in the medical device industry who have tremendous experience in selling into healthcare systems and selling complex medical technology. Several of these individuals have experience selling into multiple departments within the hospital market and selling into very competitive market segments.

The success of our sales force in penetrating and ultimately changing the way blood pressure monitoring is accomplished is highlighted by two recent accounts of hospitals converting at least a portion of their automatic blood pressure cuff technology to Medwave's technology. SwedishAmerican Hospital purchased several Medwave Vasotrac monitors for their general floor and bariatric patient environments. Medwave, in conjunction with SwedishAmerican Hospital, issued press releases regarding the hospital's purchase of Medwave's "State-of-the-Art Technology" for their patients. As a result, local news stations in Rockford, Illinois picked up coverage of the story, and profiled the Vasotrac in their news story. In addition, we recently announced a purchase agreement that Medwave entered into with Arkansas Children's Hospital in Little Rock, Arkansas. This agreement called for the complete standardization of the pediatric intensive care unit at this award winning hospital. Each PICU bed will have the Vasotrac technology to monitor the patients in this care unit. In addition, several additional departments purchased Vasotrac monitors for their care areas. We anticipate that these agreements, and others like them, will help drive sales volume in the quarters ahead.

We continue to hear favorable results from clinical studies, which have been ongoing for the past few years. Several of these studies are scheduled to be published in prominent medical journals in the next several months, highlighting the excellent performance of Medwave's technology in a variety of healthcare settings, and some of these are considered the most challenging of environments for measuring vital signs, and specifically blood pressure. A study titled "Intraoperative Blood Pressure Measurement on the Wrist is more Accurate than on the Upper Arm in Morbidly Obese Patients" was presented by Dr. Helmut Hager of Washington University Hospital and School of Medicine in conjunction with the American Society of Anesthesiology Meeting, held in Las Vegas, Nevada, October 24-26, 2004. Dr. Hager also presented the results of this study during the Post Graduate Assembly Anesthesia Meeting, held in New York City during December 2004. In summary, the results of this study showed that an automatic blood pressure cuff correlated to the "Gold Standard" arterial catheter with a factor of 0.32, while the Vasotrac correlated with a factor of 0.81. In conclusion, the authors stated that "Patients reported significantly better comfort with Vasotrac. The Vasotrac is a valuable tool for monitoring of morbidly obese patients without the possible negative side effects of the arterial canula (catheter)."

GENERAL

As of December 31, 2004, Medwave employed 31 full-time employees and three part-time employees. Of the 31 full-time employees, 14 are in sales and field support, one is in international sales and product marketing, one is in finance, one is in business development/product marketing, 13 are research & development/manufacturing/technical support/quality assurance, and one is President and Chief Executive Officer. Of the three part-time employees, two are in finance and one is in administrative support/human resources. In the quarters ahead, we intend to hire a business development executive and additional direct sales professionals in our continuing effort to penetrate both the U.S. hospital market as well as the pre and post hospital market. In addition, we will most likely need to hire additional engineering and support staff to successfully introduce new products as well as optimize our OEM agreements. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body's cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients' conditions and rapidity with which their conditions can deteriorate. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient's own home environment. Recently, reports have been published, exploiting challenges with conventional blood pressure cuff technology. The cuff has been reported to have difficulty monitoring people with fairly large or small arms as well as people with relatively high or low blood pressure and people who may be in motion or have tremors. Medwave is confident that its blood pressure monitoring technology will overcome these traditional challenges, and as a result, continues to work on products that will allow for broader market penetration, eventually including the personal monitoring markets. In the near future, Medwave believes that it will have products that address the pre and post hospital market, additional OEM business opportunities, and the consumer blood pressure market. It is estimated that approximately 65 million people in the United States are considered hypertensive. This number has increased approximately 30% over the past decade. In addition, another study conducted by researchers from Tulane University that was recently published estimates that by the year 2025, almost 1 billion people in the world population will be hypertensive. We believe that with the clinical validation, which has been and continues to be accomplished regarding our technology, the acceptance of our technology in some of the most prestigious medical centers in the United States, and our ability to incorporate our technology into handheld devices, we will have the potential to compete for the very large and growing personal-use market for blood pressure monitoring.

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

RECENT DEVELOPMENTS

In September 2004, Medwave signed a Joint Investigation Agreement with a global electronics company. The purpose of this agreement is to explore potential areas where the companies' could work together to examine the possibility of new products. We have been working on the implementation of this agreement over the past several months.

In June 2004, Medwave signed an OEM Supplier Agreement with ZOLL Medical Corporation. ZOLL Medical is a market leader in cardiac resuscitation. In the months ahead, Medwave expects to begin shipping products as a part of this agreement. In September 2003, Medwave signed an agreement with Novation, the leading supply chain management company in healthcare, to offer its sensor-based blood pressure measurement solutions to the more than 2,300 healthcare organizations that purchase supplies through Novation. This contract covers our Vasotrac and Vasotrax technology. Subsequent to this, in April 2004, Medwave was chosen by Novation as one of only 10 suppliers to showcase its products in Novation's Technology Pavilion at the Novation Leadership Conference. More than 700 suppliers were invited to be considered for this showcase. The conference was attended by leaders of Novation member hospitals. During December 2003, we signed a corporate purchasing agreement with the Mayo Foundation Hospital and its 35 affiliate hospitals. As a result of this agreement, Medwave's technology is now listed as an alternative for the 35 Mayo Foundation hospitals. Several Mayo hospitals currently use Medwave's technology in a variety of clinical environments, such as the operating room, cardiology, recovery, and in their international medical efforts as well.

SwedishAmerican Hospital in Rockford, Illinois recently purchased several Vasotrac monitors for its care areas where a blood pressure cuff was not performing adequately. Also, during December 2004, Arkansas Children's Hospital purchased numerous Vasotrac monitors and disposable sensors. The pediatric intensive care unit at Arkansas Children's now has a Vasotrac located at each bed, and the Vasotrac monitors are interfaced into the existing bedside monitoring systems. Other patient care areas in the hospital that replaced traditional non-invasive blood pressure cuff technology include the day surgery center, neurological ICU, and the general medicine area. This purchase occurred after an extensive multi-department evaluation took place and a multi-question evaluation survey was completed by more than 50 clinicians. The Vasotrac technology scored between 4 and 5 out of a total possible rating of 5 in every category.

We have continued to focus on building our direct sales organization. As of December 31, 2004, we employed fourteen hospital-based sales/clinical support specialists and one marketing/international sales manager. Over the next few months, we plan to hire additional hospital and alternative care sales professionals to expand our reach into the U.S. market.

RESULTS OF OPERATIONS

The results of operations compares the three months ended December 31, 2004 and 2003. The analysis of liquidity and capital resources compares December 31, 2004 to September 30, 2004.

Operating revenue was $302,000 and $224,900 for the quarters ended December 31, 2004 and 2003, respectively, an increase of 34%. This increase is due to growth in the Disposable and Service markets. The increased revenue in the Service market results from an agreement with the global electronics company previously mentioned.

Cost of sales and production was $285,700 and $97,800 for the quarters ended December 31, 2004 and 2003, respectively, an increase of 192%. This increase is due in part to an additional $40,100 in expenses associated with adding three employees to our manufacturing operations. The implementation of the new accounting system updates inventory automatically offsetting the need for quarterly adjustments, which accounted for a $63,500 reduction to COGS in December 31, 2003.

We incurred $147,400 and $98,600 for research and development expenses for the quarters ended December 31, 2004 and 2003, respectively, an increase of 50%. This increased cost was in support of new product development. Legal and consulting charges associated with patents are approximately $36,000 higher compared to last year, because of our continued commitment to the development and protection of our innovative ideas and products.

We incurred $527,800 as of quarter ended December 31, 2004 for expenses from the combination of the sales department and the addition of two new departments, marketing and clinical education support. When compared to $358,700 for quarter ended December 31, 2003, this was an increase of 47%. Since December 31, 2003, we have been building our workforce to align with the growth of a developing company. The addition of 5 employees in this area (3 in sales and 2 in clinical education) substantially increased such items as salaries, benefits, travel, telephone and supplies.

We incurred $223,200 as of quarter ended December 31, 2004 for expenses from the combination of the general administration department and the addition of two new departments, finance and business development. When compared to $214,900 for quarter ended December 31, 2003, this was an increase of 4%.

Interest income was $15,463 and $2,000 for the quarters ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $3,977,000 and $4,793,300 at December 31, 2004 and September 30, 2004. With the cash and cash equivalents of approximately $3,977,000, we believe that sufficient liquidity is available to satisfy our working capital needs through at least December 31, 2005.

Beginning in January, 2004, we began the process of upgrading our accounting software. Four additional modules, which include inventory, bill of materials, sales order processing, and purchase order processing, that were not being utilized have been activated, and computer hardware has been upgraded as well. Prior to this upgrade, those four modules were being handled off-line. As business growth continues, this project is a necessary building block to support that growth and facilitate the smooth and concurrent processing of all of our business functions. Total cost to date is approximately $40,000 for the software up-grade, implementation, and training, and approximately $5,000 for hardware. We expect to spend an additional $25,000 to complete the project and to possibly add more functionality.

We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.

Cash flows used in operations increased to $793,400 for the quarter ended December 31, 2004 from $740,900 for the quarter ended December 31, 2003, an increase of $52,500. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation. The use of cash in operations for the three-month period ended December 31, 2004 included an increase in prepaids with decreases in accounts receivable, inventory, and accounts payable. The use of cash in operations for the three-month period ended December 31, 2003 included increases in accounts receivable, inventory and prepaids as well as a decrease in accounts payable.

Cash flows used in investing activities decreased to $22,900 for the three months ended December 31, 2004 from $34,100 for the three months ended December 31, 2003. This decrease reflects our effort to maintain cash reserve.

There were no financing activities for the quarter ended December 31, 2004. Financing activities provided $16,995 from the exercise of stock options for the quarter ended December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption "Contractual Obligations" shows the amount of our operating lease payments by year.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2004 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods. We recently renewed our operating lease commitments for our Danvers, MA and Arden Hills, MN locations. Both leases were extended for a three-year period.


                                                  PAYMENTS DUE BY PERIOD
                                          --------------------------------------
                                          TOTAL     1 YEAR OR LESS     1-3 YEARS
                                          -----     --------------     ---------

Operating lease commitments...........   $271,462      $112,864        $158,598


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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these 2003 options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.60% for the periods ended December 31, 2003; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .64, and a weighted average expected life of the option of five years.

The Company granted options to purchase 0 shares and 48,000 shares during the three-month periods ended December 31, 2004 and 2003 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:



                                           -----------------------------------------
                                                Three months ended December 31,
                                           -----------------------------------------
                                                   2004                  2003
                                           -----------------------------------------

Net loss as reported                          $   (866,602)         $   (568,365)

Add: Stock-based employee compensation
expense included in reported net loss                    -                     -

Deduct: Total stock-based employee
compensation determined under fair
value method for all awards                              -              (202,968)
                                           -----------------------------------------
Pro forma net loss                            $   (866,602)         $   (771,333)
                                           =========================================
Basis and diluted loss per share
  As reported                                        (0.09)                (0.06)
  Pro forma                                          (0.09)                (0.09)


Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs may exceed the recorded allowance.


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

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business. There was no change in the Company's internal control over financial reporting that occurred during the three-month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
Not applicable.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any equity securities in the period covered by this report.


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



Date:   February 4, 2005               Medwave, Inc.


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