Form 10-Q/A
period 2004-12-31
MEDWAVE INC
filed 2005-02-14
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended December 31, 2004; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    --------------

Commission File Number:    0-28010


                                  MEDWAVE, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                  41-1493458
 (State or other jurisdiction                      (IRS employer
      of incorporation or                      identification number)
         organization)
                               435 Newbury Street
                                Danvers, MA 01923
                    (Address of principal executive offices,
                                    zip code)

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

                                INTRODUCTORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to amend the Form 10-Q for Medwave, Inc. filed with the Securities and Exchange Commission on February 4, 2005. The financial statements included in a quarterly report on Form 10-Q must be reviewed by an independent registered public accounting firm in accordance with SAS 100. The SAS 100 review of the financial statements included in the Company's Form 10-Q filed on February 4, 2005 had not been completed at the time the 10-Q was filed. The SAS 100 review of the financial statements is ongoing and is expected to be completed by February 18, 2005. Management anticipates no material revisions to the financial statements based upon this review and will file another Form 10-Q/A including the reviewed financial statements upon completion of the SAS 100 review.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    February 14, 2005        Medwave, Inc.



                                  By:      /s/ Timothy J. O'Malley
                                         Timothy J. O'Malley
                                         President and Chief Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)