Form 10-Q/A
period 2004-12-31
MEDWAVE INC
filed 2005-02-22
CIK 876043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 2 to
                                    FORM 10-Q

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

                                INTRODUCTORY NOTE

This Amendment No. 2 to Form 10-Q is being filed to amend the Form 10-Q for Medwave, Inc. filed with the Securities and Exchange Commission on February 4, 2005. The financial statements included in a quarterly report on Form 10-Q must be reviewed by an independent public accountant in accordance with SAS 100. The SAS 100 review of the financial statements included in Medwave's Form 10-Q filed on February 4, 2005 was not completed at the time the 10-Q was filed. The SAS 100 review of Medwave's financial statements was completed on February 21, 2005. The changes made to the financial statements as a result of the SAS 100 review are discussed below and are included in this Amendment No. 2 to Form 10-Q.

      1. The Statements of Operations for 2003 has been restated to reflect the reclassification of departmental expenses in order to match current year reporting, which contains a classification of departmental expenses. This change had no impact on the 2003 Operating Loss. The 2004 interest income was increased by $2, which decreased the reported net loss similarly, from $866,602 to $866,660.

      2. The Statements of Cash Flows reflects a $703 decrease in depreciation and amortization with an offset increase in accounts payable due to depreciation calculations, again with no change in the net cash used in operating activities. The following items have been adjusted (not exceeding $3): net loss, inventories, prepaid expenses, accrued expenses, and purchase of property and equipment. This resulted in the recalculation of net cash used in operating and investing activities (not exceeding $3). The cash and cash equivalents have been adjusted to reflect the beginning and ending period of $4,793,326 and $3,977,015 respectively. Previously, Medwave had reported cash and cash equivalents on an accumulative basis for the period.

      3. In Note #3 to the Unaudited Financial Statements, the last line of the first paragraph previously stated: "The Company has not incurred a material impact due to this new standard." This line has been restated as: "The Company has not yet assessed the impact of adopting this new standard."

      4. In Note #4 to the Unaudited Financial Statements, the 2003 number of shares was added to the existing line for clarity.

      5. Note #5 to the Unaudited Financial Statements was added to explain the reclassification of the 2003 Statement of Operations expenses.

      6. In Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, the third paragraph under Results from Operations pertaining to the cost of sales and production was expanded to include an explanation on the change in gross margin from December 31, 2004 to December 31, 2003. Due to rounding, the fourth paragraph was changed to show that the increase in research and development from $98,600 to $147,400 was an increase of 49%, not 50%, as originally reported. Also, the interest income was increased by $3 as noted on the Statements of Operations.

      7. The table displaying the pro forma disclosure for Stock-Based Compensation reflected the net loss adjustment of $2, from $866,602 to $866,600 with no impact on the reported per share amounts for basic and diluted loss per share.

      8. Under Controls and Procedures a third paragraph was added to disclose the identified weakness of the lack of a full time Chief Financial Officer, which was noted in the Company's Annual Report on Form 10-K as filed on January 12, 2005.

All other information in this Amendment No. 2 to Form 10-Q is the same as the information in the Form 10-Q filed on February 4, 2005.

                                  Medwave, Inc.
                               Amendment No. 2 to
                                    Form 10-Q

                                      INDEX

                                                                               Page
                                                                              ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements                                                     2

               Balance Sheets - September 30, 2004 and December 31, 2004           2

               Statements of Operations - Three Months Ended December 31,          3
                  2004 and 2003

               Statements of Cash Flows - Three Months Ended December 31,          4
                  2004 and 2003

               Notes to Unaudited Financial Statements                             5

  Item 2. Management's Discussion and Analysis of Financial Condition              6
                  and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk              13

  Item 4. Controls and Procedures                                                 13

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                       14

  Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds             14

  Item 3. Defaults Upon Senior Securities                                         14

  Item 4. Submission of Matters To A Vote of Security Holders                     14

  Item 5. Other Information                                                       14

  Item 6. Exhibits                                                                14

Signatures                                                                        15

Exhibits                                                                       16-17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Medwave, Inc.

                                 Balance Sheets
                                   (Unaudited)



                                                     DECEMBER 31       SEPTEMBER 30
                                                         2004              2004
                                                     ------------      ------------
ASSETS
Current assets:
      Cash and cash equivalents                      $  3,977,015      $  4,793,326
      Accounts receivable, net                            155,814           176,503
      Inventories, net                                    324,159           393,039
      Prepaid expenses                                    108,956            62,351
                                                     ------------      ------------
Total current assets                                    4,565,944         5,425,219
                                                     ------------      ------------


Property and equipment:
      Research and development equipment                   33,536            31,535
      Office equipment                                    117,089           114,174
      Manufacturing and engineering equipment             286,931           285,937
      Sales and marketing equipment                       113,857           113,482
      Leasehold improvements                               41,913            41,913
      Demonstration equipment                              22,897             6,257
                                                     ------------      ------------
                                                          616,223           593,298
      Accumulated depreciation and amortization          (444,179)         (434,798)
                                                     ------------      ------------
Total net property and equipment                          172,044           158,500
                                                     ------------      ------------


Patents, net                                                1,917             1,917
                                                     ------------      ------------
Total assets                                         $  4,739,905      $  5,585,636
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                               $    400,030      $    342,879
      Accrued expenses                                     68,779           113,851
      Deferred revenue                                     68,987            60,197
                                                     ------------      ------------
Total current liabilities                                 537,796           516,927
                                                     ------------      ------------

Stockholders' equity:
      Common stock, .01 par value:
                 Authorized shares--50,000,000
                 Issued and outstanding shares-
                 December 31, 2004 - 10,058,916
                 September 30, 2004 - 10,058,916          100,589           100,589
      Additional paid in capital                       29,350,188        29,350,188
      Accumulated deficit                             (25,248,668)      (24,382,068)
                                                     ------------      ------------
Total stockholders' equity                              4,202,109         5,068,709
                                                     ------------      ------------

Total liabilities and stockholders' equity           $  4,739,905      $  5,585,636
                                                     ============      ============

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                                   Three months ended December 31,
                                                                   -------------------------------
                                                                       2004              2003
                                                                   ------------      ------------
Revenue:
      Net Sales                                                    $    301,991      $    224,927

Operating expenses:
      Cost of sales and production                                      285,683            97,810
      Research and development                                          147,392            98,554
      Sales                                                             384,916           234,771
      General and administrative                                        159,955           165,422
      Finance                                                            34,583            28,063
      Business development                                               28,618            21,416
      Marketing                                                          76,507            66,860
      Clinical education and support                                     66,402            57,094
                                                                   ------------      ------------
Operating loss                                                         (882,065)         (545,063)

Other income(expense):
      Interest income                                                    15,465             2,000
      Loss on disposal of equipment                                          --           (25,302)
                                                                   ------------      ------------
Net loss                                                           $   (866,600)     $   (568,365)
                                                                   ============      ============

Net loss per share - Basic and diluted                             $      (0.09)     $      (0.06)
                                                                   ============      ============
Weighted average number of common and
      common equivalent shares outstanding - basic and diluted       10,058,916         8,762,707
                                                                   ============      ============

The accompanying notes are an integral part of these unaudited financial statements.

                                  Medwave, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                               Three months ended December 31,
                                                                               -------------------------------
                                                                                    2004              2003
                                                                                ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                        $   (866,600)     $   (568,365)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    9,381             7,777
      Loss on disposal of equipment                                                       --            25,302
      Changes in operating assets and liabilities:
         Accounts receivable                                                          20,689           (52,004)
         Inventories                                                                  68,880           (51,893)
         Prepaid expenses                                                            (46,605)          (74,800)
         Accounts payable                                                             57,151           (43,822)
         Accrued expenses                                                            (45,072)            7,725
         Deferred revenue                                                              8,790             9,154
                                                                                ------------      ------------
Net cash used in operating activities                                               (793,386)         (740,926)
                                                                                ------------      ------------

INVESTING ACTIVITIES
Purchase of patent                                                                        --            (1,462)
Purchase of property and equipment                                                   (22,925)          (32,624)
                                                                                ------------      ------------
Net cash used in investing activities                                                (22,925)          (34,086)
                                                                                ------------      ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                    --            16,995
                                                                                ------------      ------------
Cash provided by financing activities                                                     --            16,995
                                                                                ------------      ------------

Decrease in cash and cash equivalents                                               (816,311)         (758,017)
Cash and cash equivalents at beginning of period                                   4,793,326         1,694,648
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $  3,977,015      $    936,631
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


2.    STOCKHOLDERS' EQUITY

      A summary of changes in stockholders' equity for the three months ended December 31, 2004 is as follows:

                                               COMMON STOCK
                                              .01 PAR VALUE
                                      -----------------------------     ADDITIONAL       ACCUMULATED
                                         SHARES           AMOUNT      PAID IN CAPITAL       DEFICIT            TOTAL
                                      ------------     ------------   ---------------    ------------      ------------
Balance at September 30, 2004           10,058,916     $    100,589     $ 29,350,188     $(24,382,068)     $  5,068,709
Exercise of Stock Options/Warrant               --               --               --               --                --
Net Loss                                        --               --               --         (866,600)         (866,600)
                                      ------------     ------------     ------------     ------------      ------------
Balance at December 31, 2004            10,058,916     $    100,589     $ 29,350,188     $(25,248,668)     $  4,202,109
                                      ============     ============     ============     ============      ============


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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact of adopting this new standard.

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


4.    NET LOSS PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,184,950 and 3,319,950 as of December 31, 2004 and 2003, respectively.

5.    RECLASSIFICATIONS

      Certain reclassifications have been made to the Statement of Operations for the three months ended December 31, 2003 to conform to the presentation in the December 31, 2004 Statement of Operations.


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

Cost of sales and production was $285,700 and $97,800 for the quarters ended December 31, 2004 and 2003, respectively, an increase of 192%. This increase is due in part to an additional $40,100 in expenses associated with adding three employees to our manufacturing operations. The implementation of the new accounting system updates inventory automatically offsetting the need for quarterly adjustments, which accounted for a $63,500 reduction to COGS in December 31, 2003. The gross margin is 5% for December 31, 2004 and 56% for December 31, 2003. The change is due to the inventory adjustment taken in December 2003 having a favorable impact on the reporting for that period and the 2004 increased salary / related expenses for quality and OEM lines.

We incurred $147,400 and $98,600 for research and development expenses for the quarters ended December 31, 2004 and 2003, respectively, an increase of 49%. This increased cost was in support of new product development. Legal and consulting charges associated with patents are approximately $36,000 higher compared to last year, because of our continued commitment to the development and protection of our innovative ideas and products.

We incurred $527,800 as of the quarter ended December 31, 2004 for expenses from the combination of the sales department and the addition of two new departments, marketing and clinical education support. When compared to $358,700 for quarter ended December 31, 2003, this was an increase of 47%. Since December 31, 2003, we have been building our workforce to align with the growth of a developing company. The addition of 5 employees in this area (3 in sales and 2 in clinical education) substantially increased such items as salaries, benefits, travel, telephone and supplies.

We incurred $223,200 as of the quarter ended December 31, 2004 for expenses from the combination of the general administration department and the addition of two new departments, finance and business development. When compared to $214,900 for quarter ended December 31, 2003, this was an increase of 4%.

Interest income was $15,465 and $2,000 for the quarters ended December 31, 2004 and 2003, respectively.

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

Cash flows used in operations increased to $793,400 for the quarter ended December 31, 2004 from $740,900 for the quarter ended December 31, 2003, an increase of $52,500. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation. The use of cash in operations for the three-month period ended December 31, 2004 included an increase in prepaids and accounts payable with decreases in accounts receivable and inventory. The use of cash in operations for the three-month period ended December 31, 2003 included increases in accounts receivable, inventory and prepaids as well as a decrease in accounts payable.

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


                                                  PAYMENTS DUE BY PERIOD
                                          ------------------------------------
                                          TOTAL     1 YEAR OR LESS   1-3 YEARS
                                          -----     --------------   ---------
Operating lease commitments.........     $271,462      $112,864      $158,598


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                       Three months ended December 31,
                                                       -------------------------------
                                                            2004              2003
                                                        ------------      ------------
Net loss as reported                                    $   (866,600)     $   (568,365)
Add: Stock-based employee compensation expense
  included in reported net loss                                   --                --
Deduct: Total stock-based employee compensation
  determined under fair value method for all awards               --          (202,968)
                                                        ------------      ------------
Pro forma net loss                                      $   (866,600)     $   (771,333)
                                                        ============      ============
Basis and diluted loss per share
  As reported                                                  (0.09)            (0.06)
  Pro forma                                                    (0.09)            (0.09)

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

In connection with their audit for the year ended September 30, 2004, BDO Seidman, LLP, our independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate raise to the level of material weakness: The company lacks a full-time Chief Financial Officer to ensure consistently timely reporting of financial information. We are currently in the process of recruiting a Chief Financial Officer to ensure consistently timely reporting of financial information. We believe this effort will address the conditions raised by BDO Seidman, LLP.


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



Date: February 22, 2005              Medwave, Inc.


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