Form 10-Q
period 2005-03-31
MEDWAVE INC
filed 2005-05-13
CIK 876043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 6, 2005 the issuer had 11,424,166 shares of Common Stock outstanding.

Medwave, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Medwave, Inc.

Balance Sheets

	March 31	September 30
	2005	2004
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,824,210	$4,793,326
Accounts receivable, net	168,752	176,503
Inventories, net	433,222	393,039
Prepaid expenses	172,100	62,351

Total current assets	8,598,284	5,425,219

Property and equipment:
Research and development equipment	33,360	31,535
Office equipment	144,768	114,174
Manufacturing and engineering equipment	284,390	285,937
Sales and marketing equipment	64,259	113,482
Leasehold improvements	45,198	41,913
Demonstration equipment	25,418	6,257

	597,393	593,298
Accumulated depreciation and amortization	(405,533)	(434,798)

Total net property and equipment	191,860	158,500

Patents, net	—	1,917

Total assets	$8,790,144	$5,585,636

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$550,875	$342,879
Accrued expenses	82,582	113,851
Deferred revenue	70,565	60,197

Total current liabilities	704,022	516,927

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares- March 31, 2005 -11,424,166 September 30, 2004 - 10,058,916	114,242	100,589
Additional paid in capital	34,247,183	29,350,188
Accumulated deficit	(26,275,303)	(24,382,068)

Total stockholders’ equity	8,086,122	5,068,709

Total liabilities and stockholders’ equity	$8,790,144	$5,585,636

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004

Revenue:
Net Sales	$239,449	$211,856	$541,440	$436,783

Operating expenses:
Cost of sales and production	134,634	185,104	420,317	282,914
Research and development	318,859	142,775	466,251	241,329
Sales and marketing	490,899	363,965	1,018,724	722,690
General and administrative	351,984	200,661	575,140	415,562

Operating loss	(1,056,927)	(680,649)	(1,938,992)	(1,225,712)

Other income(expense):
Interest income	30,292	7,248	45,757	9,248
Loss on disposal of equipment	—	—	—	(25,302)

Net loss	$(1,026,635)	$(673,401)	$(1,893,235)	$(1,241,766)

Net loss per share — Basic and diluted	$(0.10)	$(0.07)	$(0.18)	$(0.13)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	10,785,405	9,703,724	10,418,169	9,230,546

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended March 31
	2005	2004

Operating activities
Net loss	$(1,893,235)	$(1,241,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,840	16,945
Loss on disposal of equipment	—	25,302
Changes in operating assets and liabilities:
Accounts receivable	7,751	10,568
Inventories	(40,183)	31,386
Prepaid expenses	(109,749)	(71,247)
Accounts payable	207,996	(124,579)
Accrued expenses	(31,269)	12,550
Deferred revenue	10,368	1,687

Net cash used in operating activities	(1,825,481)	(1,339,154)

Investing Activities
Purchase of patent	—	(1,917)
Purchase of property and equipment	(54,283)	(62,290)

Net cash used in investing activities	(54,283)	(64,207)

Financing activities
Proceeds from issuance of common stock	4,910,648	5,164,788

Cash provided by financing activities	4,910,648	5,164,788

Increase in cash and cash equivalents	3,030,884	3,761,427
Cash and cash equivalents at beginning of period	4,793,326	1,694,648

Cash and cash equivalents at end of period	$7,824,210	$5,456,075

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.

Notes To Unaudited Financial Statements

March 31, 2005

1.	Basis of Presentation

The financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

2.	Inventories

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	March 31,	September 30,
	2005	2004
Raw materials	$312,283	$277,726

Work-in-process	36,128	—

Finished goods	84,811	115,313

Total	$433,222	$393,039

3.	Stockholders’ Equity

A summary of changes in stockholders’ equity for the six months ended March 31, 2005 is as follows:

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at September 30, 2004	10,058,916	$100,589	$29,350,188	$(24,382,068)	$5,068,709
Private Placement- February, 2005 Net of Issuance Cost	1,300,000	13,000	4,756,738		4,769,738
Exercise of Stock Options/Warrant	65,250	653	140,257	—	140,910
Net Loss	—	—	—	(1,893,235)	(1,893,235)
Balance at March 31, 2005	11,424,166	$114,242	$34,247,183	$(26,275,303)	$8,086,122

Stock Based Compensation

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these 2005 options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.36% for the period ended March 31, 2005; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .41, and a weighted average expected life of the option of five years.

The Company granted options to purchase 89,000 shares and 48,000 shares during the six-month periods ended March 31, 2005 and 2004 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Net loss as reported	$(1,026,635)	$(673,401)	$(1,893,235)	$(1,241,766)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards	(127,012)	(14,060)	(246,795)	(217,028)
Pro forma net loss	$(1,153,647)	$(687,461)	$(2,140,030)	$(1,458,794)
Basis and diluted loss per share
As reported	(0.10)	(0.07)	(0.18)	(0.13)
Pro forma	(0.11)	(0.07)	(0.21)	(0.16)

Shareholder Rights Agreement

On September 29, 2003, the Company adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event that a person or group of affiliated persons obtain 15% or more of the outstanding shares of common stock. To implement the agreement, Medwave issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on September 30, 2003. Each right initially entitles shareholders to purchase one share of Medwave’s common stock for $50. However, the rights are not immediately exercisable and will become exercisable only if certain events occur as discussed above. The rights expire September 30, 2013. The Company, at its option, also holds certain redemption privileges related to the rights as described in the agreement.

4.	Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,127,450 and 3,244,950 as of March 31, 2005 and 2004, respectively.

5.	Stock Purchase Agreement

On February 11, 2005 the Company entered into a Securities Purchase Agreement with certain investors. Under the terms of the agreement, the Company issued 1,300,000 shares of common stock yielding $4,769,738 net of issuance costs and issued additional investment rights for the option to purchase 575,000 shares of Common Stock at a purchase price of $4.00 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Medwave Inc., or the Company, or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered “forward-looking statements” and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, have affected and, in the future, could affect the Company’s actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company’s products, the Company’s success in creating effective distribution channels for its products, the Company’s ability to scale up its manufacturing process, the magnitude of orders under the Company’s agreement with Nihon Kohden, Zoll Medical and Analogic Corp., the Company’s ability to enter into additional agreements, delays in product development or enhancement or regulatory approval, and other factors detailed from time to time in the Company’s reports filed with the SEC, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K filed on January 12, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month and six-month periods ended March 31, 2005 and 2004. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2004 filed with the SEC.

Overview

Operating revenue was $541,400 and $436,800 for the six-month periods ended March 31, 2005 and 2004, respectively, an increase of 24%. Revenue from the North American market was approximately $452,800 and $290,000 for the six-month periods ended March 31, 2005 and 2004, respectively, representing an increase of 56%. Revenue generated from patient sensors and service increased 90% to $211,900 for the six-month period ended March 31, 2005 compared to $111,300 for the six-month period ended March 31, 2004. Revenue from international markets was approximately $88,600 and $146,800 for the six-month periods ended March 31, 2005 and 2004, respectively, representing a decrease of 40%. All international sales are transacted in U.S. dollars.

During March 2005, we announced that we entered into a Supplier and License Agreement with Analogic Corporation. Analogic is a designer and manufacturer of patient monitoring products. Analogic has been a supplier to some of the largest, most well-known patient monitoring companies for many years. This agreement allows Analogic to integrate Medwave’s sensor based technology into their patient monitoring family of products. We are working with Analogic to insure timely and smooth implementation of our technology into their products.

During June 2004, we announced the signing of an OEM agreement with ZOLL Medical Corporation. ZOLL Medical is a leader in cardiac resuscitation devices and an innovator in their field. We have been working with Zoll to determine implementation schedules regarding our technology and its incorporation into their products. We anticipate that we will begin to ship products to fulfill this agreement in the quarters ahead.

During September 2004, we signed a Joint Investigation Agreement with a global electronics company. We have been working with this company since that time to implement and achieve specific milestones that are called out in the agreement. To date, we have completed all of the identified milestones and are in the process of discussing the next phases of this agreement and the business arrangement, which may come from the next aspect of this agreement.

We continue to place a tremendous amount of management time and focus on other potential OEM agreements, distribution, and sales channel expansion possibilities. The scope of the discussions has increased as we pursue alternate avenues for Medwave to supply products and technology, including licensing, distribution, private labeling, and co-development opportunities. We believe that these agreements with other organizations may provide a significant possibility to sell large volumes of our technology, as well as complement our direct sales force’s activities by further validating our technology in the market, across multiple market segments. We also believe that we have superior clinical validation across a multitude of clinical settings and on patients who are traditionally very difficult to monitor blood pressure. With this ongoing clinical validation and the growing market presence that we have created with our direct sales force, we believe that our technology has established significant momentum in the non-invasive blood pressure monitoring marketplace. Many of the clinical studies which have been performed, most notably the ones concerning obese, pediatric and emergency patients, have highlighted the benefits our technology brings to these challenging environments and patient types. Based on these activities, we are progressing with our business strategy to sell our products into the point-of-care and low-end vital signs markets, while simultaneously partnering with other companies regarding integration of our technology into their products. We believe that higher acuity care areas within healthcare have clinically accepted our technology, as evidenced by our Group Purchasing Agreements and the positive results from the studies and customer discussions within these areas. However, we also believe that the demand from these environments is more geared towards an integrated module of a larger more comprehensive bedside monitoring system. Hospitals have moved towards a “systems” approach in high acuity environments, and as a result, desire integrated parameters.

To fulfill our point-of-care strategy, we have recently introduced our solution for this market. We have exhibited a new product, Primo, to the nursing community at the National Teaching Institute’s annual meeting, held in New Orleans, May 10-12, 2005. Primo is a spot point-of-care blood pressure monitoring device designed to be able to take a blood pressure of a patient in the pediatric to adult range, in settings where manual or automatic blood pressure measurements are required. The advantages which are offered by Primo include: speed of readings (seconds not minutes); significant improvement in patient comfort (because it does not completely occlude blood flow as a cuff does); and ease of use. Primo can be applied with one hand in most cases, and activated with the same hand. Once activated, Primo takes blood pressure automatically and displays the results within 12 seconds on an accessible user screen. The benefits and performance capabilities of Primo offer economic benefits for our customers by increasing throughput of patients, allowing caregivers to potentially see more patients per day due to workflow improvements. The ergonomics of Primo are unlike any other Medwave product ever produced. We hired an outside industry design firm, therefore the look of the Primo is as state-of-the-art as is its performance. The Primo does not comply with the United States FDA premarket notification regulations. Medwave, Inc. does not intend to introduce the Primo into commercial distribution at this time. The Primo is an investigational device only.

It has been estimated in industry market reports that the point-of-care blood pressure monitoring market, including manual and automatic blood pressure cuff products, is a several hundred million dollars per year market segment. We believe that Primo addresses all of the performance requirements and the aesthetics to become a leader within these markets.

Over the past year, we have been recruiting higher level sales professionals in our hospital sales force, and have hired several very seasoned sales professionals from companies in the medical device industry who have tremendous experience in selling into healthcare systems and selling complex medical technology. Several of these individuals have experience selling into multiple departments within the hospital market and selling into very competitive market segments. In addition, we have hired a few sales people to address the alternate care markets. We believe that the Primo product will have an excellent presence in both the hospital and alternative care market segments.

We continue to hear favorable results from clinical studies, which have been ongoing for the past few years. Some clinical studies remain incomplete or have been terminated due to changes in objective or personnel, but to date, we have not received negative results from any completed study. Several of the completed studies have been published in prominent medical journals. Following is an updated listing of these studies, along with others which are still in the process of being completed, presented and/or published.

Medwave Bibliography

A. Published Studies

Principle
Date	Title	Journal/Meeting	Edition/Pages	Invesigator/Institution
September 1999	A New Noninvasive Method to Measure Blood Pressure Results of a Multicenter Trial	Anesthesiology	Volume 91, No. 3.	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN
October 2004	Self-Reported Sensitivity to Continuous Noninvasive Blood Pressure Monitoring via the Radial Artery	Journal of Psychosomatic Research	Pages 119-121	Bruce H. Friedman, Virginia Polytechnic Institute and State University, Blacksburg, VA
October 2004	Use of a Radial Artery Compression Device for Non-Invasive, Near-Continuous Blood Pressure Monitoring in the Emergency Department	The American Journal of Emergency Medicine	Volume 22, No.6	Dr. Stephen Thomas, Mass. General Hospital/Harvard Medical School; Boston MedFlight, Boston MA
January/March 2005	Near-Continuous, Noninvasive Blood Pressure Monitoring in the Out-of-Hospital Setting	Prehospital Emergency Care Journal	Volume 9/Number 1	Dr. Stephen Thomas, Mass. General Hospital/Harvard Medical School; Boston MedFlight, Boston MA
March 2005	Validation of a Noninvasive Blood Pressure Monitoring Device in Normotensive and Hypertensive Pediatric Intensive Care Patients	Journal of Clinical Monitoring and Computing	Volume 18, Issue 4	Dr. Mark J. Heulitt, University of Arkansas for Medical Sciences, Little Rock, AR
May 2005	Comparison of the Vasotrac with Invasive Arterial Blood Pressure Monitoring in Children Following Pediatric Cardiac Surgery	Anesthesia & Analgesia	100:1289-94	Dr. Peter C. Laussen, Children’s Hospital Boston, Boston, MA

B. Abstracts and Poster Presentations

Principle
Date	Title	Journal/Meeting	Edition/Pages	Invesigator/Institution
September 1998	Continual Non-Invasive Blood Pressure Monitoring with the Vasotrac™ - Experience in the Morbidly Obese	Anesthesiology	Volume 89, No. 3A	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN
October 2000	Comparison of The Vasotrac BP Monitor with the Arm Cuff Methods	American Society of Anesthesiologists	Poster Presentation	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN
October 2000	Assessment of the Vasotrac Blood Pressure Monitor During Deliberate Hypotension	American Society of Anesthesiologists	Poster Presentation	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN
October 2000	Radial Artery Blood Pressure Monitoring in Children with the Vasotrac — A Preliminary Report	American Society of Anesthesiologists	Poster Presentation	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN
March 2002	The Vasotrac Accurately Reflects Pharmacologically Induced Cardiovascular Changes	International Anesthesia Research Society	Poster Presentation	Dr. Liviu C. Poliac, University of Minnesota, Minneapolis, MN
May 2002	Systolic and Diastolic Time Intervals Obtained Noninvasively using the Vasotrac	European Society of Anaesthesiologists	Poster Presentation	Dr. Liviu C. Poliac, University of Minnesota, Minneapolis, MN
October 2003	Use of a Radial Artery Compression Device for Non-Invasive, Near-Continuous Blood Pressure Monitoring in the Emergency Dept.	American College of Emergency Physicians	Poster Presentation	Dr. Stephen Thomas, Mass. General Hosp./Harvard Medical School; Boston MedFlight, Boston MA
May 2004	Near-Continuous, Noninvasive Blood Pressure Monitoring in the Out-of-Hospital Setting	The Society for Academic Emergency Medicine’s Annual Meeting	Poster Presentation	Dr. Stephen Thomas, Mass. General Hosp./Harvard Medical School; Boston MedFlight, Boston MA
October 2004/December 2004	Intraoperative Blood Pressure Measurement on the Wrist is More Accurate than on the Upper Arm in Morbidly Obese Patients	American Society of Anesthesiologists, Post Graduate Assembly of Anesthesiologists	Poster Presentations	Dr. Helmut Hager, Washington University, St. Louis, MO

C. Published Textbooks

Title	Editor	Publisher	Date
Morbid Obesity: Peri-operative Management	Dr. Adrian Alvarez	Cambridge University Press	2004

D. Ongoing Projects

Project/Study	Facility	Completion	Primary Investigator
Accuracy of the Vasotrac System compared to the invasive arterial catheter	University of Arizona	TBA	Dr. Stephen Barker
Accuracy of Vasotrac with indwelling arterial catheter during corrective spinal surgery	Children’s Hospital Boston	TBA	Dr. Peter Laussen

General

As of March 31, 2005, Medwave employed 28 full-time employees and five part-time employees. Of the 28 full-time employees, 12 are in sales and field support, 2 are in international sales and product marketing, 4 are in general and administrative, 9 are research & development/manufacturing, and one is President and Chief Executive Officer. Of the five part-time employees, three are in general and administrative, one in R & D, and one in sales and field support. In addition, we are continuing the process of recruiting a Chief Financial Officer and will most likely need to hire additional sales and/or sales support staff in the months ahead. Also, we will most likely need to hire additional engineering and support staff to successfully introduce and support new products as well as optimize our OEM agreements. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.

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

Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body’s cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients’ conditions and rapidity with which their conditions can deteriorate. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient’s own home environment. Recently, reports have been published, exploiting challenges with conventional blood pressure cuff technology. The cuff has been reported to have difficulty monitoring people with fairly large or small arms as well as people with relatively high or low blood pressure and people who may be in motion or have tremors. Medwave is confident that its blood pressure monitoring technology will overcome these traditional challenges, and as a result, continues to work on products that will allow for broader market penetration, eventually including the personal monitoring markets. In the near future, Medwave believes that it will have products that address the pre and post hospital market, additional OEM business opportunities, and the consumer blood pressure market. It is estimated that approximately 65 million people in the United States are considered hypertensive. This number has increased approximately 30% over the past decade. In addition, another study conducted by researchers from Tulane University that was recently published estimates that by the year 2025, over 1 billion people in the world population will be hypertensive. We believe that with the clinical validation, which has been and continues to be accomplished regarding our technology, the acceptance of our technology in some of the most prestigious medical centers in the United States, our ability to incorporate our technology into handheld devices and with the introduction of Primo, we will have the potential to compete for the very large and growing personal-use market for blood pressure monitoring.

Medwave, Inc. develops, manufactures, and distributes sensor-based non-invasive blood pressure solutions. Its Vasotrax® Hand Held Monitor, the Vasotrac® APM205A NIBP Monitor, the Vasotrac® APM205A Model DS, and the MJ23 OEM Module are new approaches to non-invasive blood pressure monitoring. Medwave has received the necessary regulatory clearances to market its technology in Europe, Asia, and the United States. Medwave is ISO13485/ISO9001/MDD93/42/EEC certified, and its products are CE marked. Medwave’s latest addition, the Legato™ OEM Developers Kit, is designed to introduce the innovative Vasotrac® technology to OEM designers.

Recent Developments

During early May 2005, we demonstrated and exhibited the Primo Spot Blood Pressure Monitor at the National Teaching Institute’s annual meeting in New Orleans. Primo is a spot blood pressure monitoring device designed to be able to take a blood pressure of a patient in the pediatric to adult range, in any setting where manual or automatic blood pressure measurements are required. The advantages which are offered by Primo include: speed of readings (seconds not minutes); significant improvement in patient comfort (because it does not completely occlude blood flow as a cuff does); and ease of use. Primo can be applied with one hand in most cases, and activated with the same hand. Once activated, Primo takes blood pressure automatically and displays the results within 12 seconds on an accessible user screen. The ergonomics of Primo are unlike any other Medwave product ever produced. The Primo does not comply with the United States FDA premarket notification regulations. Medwave, Inc. does not intend to introduce the Primo into commercial distribution at this time. The Primo is an investigational device only.

In March 2005, we announced that we entered into a Supplier and License Agreement with Analogic Corporation of Peabody, Massachusetts. Analogic is a supplier of patient monitoring products to other leading companies in the patient monitoring markets. Analogic also sells their products directly to the healthcare markets. The Supplier and License Agreement allows Analogic to incorporate Medwave’s technology into their patient monitoring products. We are working with Analogic to insure timely and smooth implementation of our technology into their products.

We have continued to place focus on building our direct sales organization. As of March 31, 2005, we employed 13 in sales and field support for hospitals and alternative care, and 2 in international sales and product marketing. Over the next few months, we may hire additional hospital and alternative care sales professionals to expand our reach into the U.S. market.

Results of Operations

The results of operations compares the three months and six months ended March 31, 2005 and 2004. The analysis of liquidity and capital resources compares March 31, 2005 to September 30, 2004.

Operating revenue was $239,400 and $211,900 for the quarters ended March 31, 2005 and 2004, respectively, an increase of 13%. Operating revenue was $541,400 and $436,800 for the six month period ended March 31, 2005 and 2004, respectively, an increase of 24%. This increase is due to continued growth in the disposable and service markets. The increased revenue in the Service market results from an agreement with the global electronics company previously mentioned, which may be disclosed upon entering the second phase of the agreement.

Cost of sales and production was $134,600 and $185,100 for the quarters ended March 31, 2005 and 2004, respectively, a decrease of 27%. This decrease reflects a reclassification of expenses pertaining to employees not related to manufacturing activity. Cost of sales and production was $420,300 and $282,900 for the six month period ended March 31, 2005 and 2004, respectively, an increase of 49%. This increase is due to salary and related expenses pertaining to additional employees for production. Also, the implementation of the new accounting system updates inventory automatically offsetting the need for quarterly adjustments, this accounted for a $63,500 reduction to cost of goods sold in the first quarter of FY 2004.

We incurred $318,900 and $142,800 for research and development expenses for the quarters ended March 31, 2005 and 2004, respectively, an increase of 123%. This increased cost was in support of new product development. The legal and consulting charges associated with patents also increased, because of our continued commitment to the development and protection of our innovative ideas and products. We incurred $466,300 and $241,300 for research and development expenses for the six month period ended March 31, 2005 and 2004, respectively, an increase of 93%. This activity pertains to salaries, outside services, and legal fees associated with increased patent filing activity.

We incurred $490,900 and $364,000 for sales and marketing as of the quarters ended March 31, 2005 and 2004, respectively, an increase of 35%. We incurred $1,018,700 and $722,700 within the same department for the six month period ended March 31, 2005 and 2004, respectively, an increase of 41%. The addition of 5 employees in this area substantially increased such items as salaries, benefits, travel, telephone and supplies. We have been building our workforce to align with the growth of a developing company.

We incurred $352,000 and $200,700 for general administrative expenses as of the quarters ended March 31, 2005 and 2004, respectively, an increase of 75%. Approximately, 47% of this increase is related to the reclassification of expenses pertaining to employees that are performing administrative tasks versus manufacturing activity. Of the remaining 28%, the majority pertains to the activities and filings associated with being a public company. We incurred $575,100 and $415,600 for general administrative expenses for the six month period ended March 31, 2005 and 2004, respectively, an increase of 38%. This was reflected in the activity pertaining to outside services, accounting and legal fees, and IT maintenance.

Interest income was $30,300 and $7,200 for the quarters ended March 31, 2005 and 2004, respectively. Interest income was $45,800 and $9,200 for the six month period ended March 31, 2005 and 2004, respectively. This increase is a direct result of the February 2005 financing activity.

Liquidity and Capital Resources

Our cash and cash equivalents were $7,824,200 and $4,793,300 at March 31, 2005 and September 30, 2004, respectively reflecting the additional capital received from the February 2005 financing activity. With the cash equivalents of approximately $7,824,200, we believe that sufficient liquidity is available to satisfy our working capital needs through at least March 31, 2006.

Beginning in January, 2004, we began the process of upgrading our accounting software and information technology system. The total cost to date is approximately $40,000 for the software up-grade, implementation, and training, and approximately $5,000 for hardware for the operating system. We incurred an additional expenditure of $22,000 in the second quarter of 2005 to replace the obsolete IT communications system. As business growth continues, this project was a necessary building block to support growth and facilitate the smooth and concurrent processing of all of our business functions.

We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.

Cash flows used in operations increased to $1,825,500 for the six months ended March 31, 2005 from $1,339,200 for the six months ended March 31, 2004, an increase of $486,300. The majority of this increase was due to the costs associated with accounting and legal fees, salaries, and outside services. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation.

Cash flows used in investing activities decreased to $54,300 for the six months ended March 31, 2005 from $64,200 for the six months ended March 31, 2004. This decrease reflects our effort to maintain cash reserve.

Financing activities provided $4,910,648 (net) from the exercise of stock options as well as the February 2005 financing during the six months ended March 31, 2005, and $5,164,788 (net) from the exercise of stock options, as well as the January 2004 financing during the six months ended March 31, 2004.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption “Contractual Obligations” shows the amount of our operating lease payments by year.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods. We recently renewed our operating lease commitments for our Danvers, MA and Arden Hills, MN locations. Both leases cover a three-year period.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS

Operating lease commitments	$491,018	$165,864	$325,155

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

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of March 31, 2005 is adequate. However, actual write-offs may exceed the recorded allowance.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer (who is also the Company’s acting Chief Financial Officer), the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer has concluded that such disclosure controls and procedures are effective.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business. There was no change in the Company’s internal control over financial reporting that occurred during the six-month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with their audit for the year ended September 30, 2004, BDO Seidman, LLP, our former independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate raise to the level of material weakness: The company lacks a full-time Chief Financial Officer to ensure consistently timely reporting of financial information. In addition, we have hired a consultant to assist our internal accounting staff to ensure that all tasks are completed in a timely manner. We are continuing the process of recruiting a Chief Financial Officer to ensure consistently timely reporting of financial information. We believe this effort will address the conditions raised by BDO Seidman, LLP.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any equity securities in the period covered by this report.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

Results from March 3, 2005 Annual Meeting of Shareholders

The Company’s Annual Meeting of Stockholders, held March 3, 2005, imparted results of votes FOR Frank A. Katarow and John L. Miclot (electing two Class II Directors for three-year terms).

There were 10,072,666 shares of Common Stock entitled to vote at the meeting and a total of 6,771,599 shares (67.23%) were represented at the meeting.

1. Election of Directors:

	FOR	WITHHOLD
Frank A. Katarow	6,755,079	16,520
John L. Miclot	6,762,979	8,620

ITEM 5. Other Information

(A)	Not applicable

(B)	During the period covered by this report, there were no material changes to the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. Exhibits

(A)	EXHIBITS:

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (2)

3.3	Amended and Restated Bylaws (1)

3.4	Amendments to Bylaws (2)

4.1	Shareholders Rights Plan dated September 29, 2003 (3)

10.1	Form of Securities Purchase Agreement dated February 10, 2005 in and among Medwave, Inc. and the Investors named therein (4)

10.2	Amendment to Commercial Lease dated January 20, 2005 between the Company and Hawthorne North Realty Trust (5)

10.3	Third Lease Modification and Extension Agreement dated January 26, 2005 between the Company and AMB Property, L.P. (5)

31.1	Certification of the principal executive officer and principal financial officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Registration No. 33-96878C.

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Registration No. 333-103477.

(3)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

(4)	Incorporated by reference to Medwave, Inc.’s Current Report on Form 8-K filed on February 11, 2005.

(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005	Medwave, Inc.

	By:	/s/ Timothy J. O’Malley

Timothy J. O’Malley
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)