Form 10-Q
period 2005-06-30
MEDWAVE INC
filed 2005-08-12
CIK 876043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 0-28010
MEDWAVE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1493458 (IRS employer identification number)
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
Yes ☐ No ☑
As of August 5, 2005 the issuer had 11,475,416 shares of Common Stock outstanding.

Medwave, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Medwave, Inc.
Balance Sheets

	June 30	September 30
	2005	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,317,658	$4,793,326
Accounts receivable, net	93,693	176,503
Inventories, net	483,755	393,039
Prepaid expenses	272,981	62,351

Total current assets	7,168,087	5,425,219

Property and equipment:
Research and development equipment	33,344	31,535
Office equipment	154,610	114,174
Manufacturing and engineering equipment	286,178	285,937
Sales and marketing equipment	64,259	113,482
Leasehold improvements	71,109	41,913
Demonstration equipment	25,418	6,257

	634,918	593,298

Accumulated depreciation and amortization	(418,774)	(434,798)

Total net property and equipment	216,144	158,500

Patents, net	—	1,917

Total assets	$7,384,231	$5,585,636

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$384,674	$342,879
Accrued expenses	77,657	113,851
Deferred revenue	78,411	60,197

Total current liabilities	540,742	516,927

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares- June 30, 2005 -11,475,416 September 30, 2004 - 10,058,916	114,754	100,589
Additional paid in capital	34,360,596	29,350,188
Accumulated deficit	(27,631,861)	(24,382,068)

Total stockholders’ equity	6,843,489	5,068,709

Total liabilities and stockholders’ equity	$7,384,231	$5,585,636

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004

Revenue:
Net Sales	$202,030	$223,611	$743,470	$660,393

Operating expenses:
Cost of sales and production	156,174	178,723	576,491	461,632
Research and development	443,199	123,621	909,450	364,948
Sales and marketing	635,078	489,389	1,653,802	1,212,087
General and administrative	368,149	217,864	943,289	633,424

Operating loss	(1,400,570)	(785,986)	(3,339,562)	(2,011,698)

Other income(expense):
Interest income	44,012	8,154	89,769	17,402
Loss on disposal of equipment	—	—	—	(25,302)

Net loss	$(1,356,558)	$(777,832)	$(3,249,793)	$(2,019,598)

Net loss per share — Basic and diluted	$(0.12)	$(0.08)	$(0.30)	$(0.21)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	11,436,845	9,958,647	10,757,727	9,472,360

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months ended June 30
	2005	2004

Operating activities
Net loss	$(3,249,793)	$(2,019,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,128	26,076
Loss on disposal of equipment		25,302
Changes in operating assets and liabilities:
Accounts receivable	82,810	39,346
Inventories	(90,716)	12,279
Prepaid expenses	(210,630)	(24,778)
Accounts payable	41,795	(64,898)
Accrued expenses	(36,194)	13,688
Deferred revenue	18,214	6,045

Net cash used in operating activities	(3,409,386)	(1,986,538)

Investing Activities
Purchase of patent	—	(1,917)
Purchase of property and equipment	(90,855)	(68,303)

Net cash used in investing activities	(90,855)	(70,220)

Financing activities
Proceeds from issuance of common stock	5,024,573	5,866,376

Increase in cash and cash equivalents	1,524,332	3,809,618
Cash and cash equivalents at beginning of period	4,793,326	1,694,648

Cash and cash equivalents at end of period	$6,317,658	$5,504,266

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Notes to Unaudited Financial Statements
June 30, 2005
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

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	June 30,	September 30,
	2005	2004

Raw materials	$358,842	$277,726
Work-in-process	14,074	—
Finished goods	110,839	115,313

Total	$483,755	$393,039

3.	Stockholders’ Equity

A summary of changes in stockholders’ equity for the nine months ended June 30, 2005 is as follows:

	Common Stock
	.01 Par Value
			Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at September 30, 2004	10,058,916	$100,589	$29,350,188	$(24,382,068)	$5,068,709
Private Placement- February, 2005 Net of Issuance Cost	1,300,000	13,000	4,756,738		4,769,738
Exercise of Stock Options/Warrant	116,500	1,165	253,670	—	254,835
Net Loss	—	—	—	(3,249,793)	(3,249,793)
Balance at June 30, 2005	11,475,416	$114,754	$34,360,596	$(27,631,861)	$6,843,489
Stock Based Compensation

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these 2005 options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.14% for the period ended June 30, 2005; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .21, and a weighted average expected life of the option of five years.

The Company granted options to purchase 241,000 shares and 155,500 shares during the nine-month periods ended June 30, 2005 and 2004 respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004

Net loss as reported	$(1,356,558)	$(777,832)	$(3,249,793)	$(2,019,598)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards	(132,413)	(112,062)	(378,616)	(329,750)

Pro forma net loss	$(1,488,971)	$(889,894)	$(3,628,409)	$(2,349,348)

Basis and diluted loss per share As reported	(0.12)	(0.08)	(0.30)	(0.21)
Pro forma	(0.13)	(0.09)	(0.34)	(0.25)

Shareholder Rights Agreement

On September 29, 2003, the Company adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event that a person or group of affiliated persons obtains 15% or more of the outstanding shares of common stock. To implement the agreement, Medwave issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on September 30, 2003. Each right initially entitles shareholders to purchase one share of Medwave’s common stock for $50. However, the rights are not immediately exercisable and will become exercisable only if certain events occur as discussed above. The rights expire September 30, 2013. The Company, at its option, also holds certain redemption privileges related to the rights as described in the agreement.

3.	Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,176,700 and 3,269,950 as of June 30, 2005 and 2004, respectively.

4.	Stock Purchase Agreement

On February 11, 2005 the Company entered into a Securities Purchase Agreement with certain investors. Under the terms of the agreement, the Company issued 1,300,000 shares of common stock yielding $4,769,738 net of issuance costs and issued additional investment rights for the option to purchase 575,000 shares of Common Stock at a purchase price of $4.00 per share. These additional investment rights are exercisable for a period of 180 days following, but not including March 24, 2005.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Medwave Inc. (the “Company”) or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered “forward-looking statements” and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, have affected and, in the future, could affect the Company’s actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Vasotrax hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company’s products, the Company’s success in creating effective distribution channels for its products, the Company’s ability to scale up its manufacturing process, the magnitude of orders under the Company’s agreement with Nihon Kohden, Zoll Medical and Analogic Corp., the Company’s ability to enter into additional agreements, delays in product development or enhancement or regulatory approval, and other factors detailed from time to time in the Company’s reports filed with the SEC, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 filed with the SEC on January 12, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month and nine-month periods ended June 30, 2005 and 2004. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2004 filed with the SEC on January 12, 2005.
Overview
Operating revenue was $743,500 and $660,400 for the nine-month periods ended June 30, 2005 and 2004, respectively, an increase of 13%. Revenue from the North American market was approximately $648,400 and $505,200 for the nine-month periods ended June 30, 2005 and 2004, respectively, representing an increase of 28%. Revenue generated from patient sensors and service increased 41% to $268,500 for the nine-month period ended June 30, 2005 compared to $190,000 for the nine-month period ended June 30, 2004. Revenue from international markets was approximately $95,100 and $155,200 for the nine-month periods ended June 30, 2005 and 2004, respectively, representing a decrease of 39%. All international sales are transacted in U.S. dollars.
On July 20th, 2005, Medwave was presented with Frost & Sullivan’s 2005 Customer Value Enhancement Award in recognition of Medwave’s innovative technology, strategic partnerships, and outstanding performance in customer care within the non-invasive blood pressure monitoring market.
During June 2005, we signed Purchase Pricing Agreements with Tenet Healthcare and the Sisters of Charity of Leavenworth. The agreements permit all of their member facilities to purchase from Medwave, Inc., therefore, expanding our reach to an additional 83 hospitals and 4 clinics in 17 states. Also, we announced the continuing contractual renewals of the Novation and AmeriNet group purchasing agreements. Under these agreements, members continue to have access to Medwave’s blood pressure monitoring systems for various environments. Demonstrating their commitment, Novation and Medwave recently corroborated on a target mailer that was sent to over 4,000 individuals within Novation member hospitals.
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
During September 2004, we signed a Joint Investigation Agreement with a global electronics company. We have been working with this company since that time to implement and achieve specific milestones that are called out in the agreement. To date, we have completed all of the identified milestones and are working to identify the next phases of this agreement and the business arrangement.
We continue to place a tremendous amount of management time and focus on other potential OEM agreements, distribution, sales channel expansion possibilities, and co-development opportunities. The scope of the discussions has increased as we pursue alternate avenues for Medwave to supply products and technology, including licensing, distribution, private labeling, and co-development opportunities. We believe that we have superior clinical validation across a multitude of clinical settings and on patients whose blood pressure measurements are traditionally very difficult to monitor. With this ongoing clinical validation and the growing market presence that we have created with our direct sales force, we believe that our technology has established significant momentum in the non-invasive blood pressure monitoring marketplace. Many of the clinical studies which have been performed, most notably the ones concerning obese, pediatric and emergency patients, have highlighted the benefits our technology brings to these challenging environments and patient types. Based on these activities, we are progressing with our business strategy to sell our products into the point-of-care and low-end vital signs markets, while simultaneously partnering with other companies regarding integration of our technology into their products. We believe that higher acuity care areas within healthcare have clinically accepted our technology, as evidenced by our Group Purchasing Agreements and the positive results from the studies and customer discussions within these areas. However, we also believe that the demand from these environments is more geared towards an integrated module of a larger more comprehensive bedside monitoring system. Hospitals have moved towards a “systems” approach in high acuity environments, and as a result, desire integrated parameters.
To fulfill our point-of-care strategy, we have recently introduced our solution for this market. We have exhibited a new product, Primo, to the nursing community at the National Teaching Institute’s annual meeting held in New Orleans, May 10-12, 2005. Primo is a spot point-of-care blood pressure monitoring device designed to be able to take a blood pressure of a patient in the pediatric to adult range, in settings where manual or automatic blood pressure measurements are required. The advantages of Primo include: speed of readings (seconds not minutes); significant improvement in patient comfort (because it does not completely occlude blood flow as a cuff does); and ease of use. Primo can be applied with one hand in most cases, and activated with the same hand. Once activated, Primo takes blood pressure automatically and displays the results within 12 seconds on an accessible user screen. The benefits and performance capabilities of Primo offer economic benefits for our customers by increasing throughput of patients, allowing caregivers to potentially see more patients per day due to workflow improvements. The ergonomics of Primo are unlike any other Medwave product ever produced. We hired an outside industry design firm, therefore the look of the Primo is as state-of-the-art as is its performance. We have invested in the ergonomics and user interface of Primo, as we believe that as a platform product, Primo’s application and the environments in which it may be used could increase. The Primo does not comply with the United States FDA pre-market notification regulations. Medwave, Inc. does not intend to introduce the Primo into commercial distribution at this time. The Primo is an investigational device only. However, we have begun the clinical testing/validation process and are hopeful that we will complete the process during the summer of 2005. At that time, we will prepare and submit our FDA 510k application.
It has been estimated in industry market reports that the point-of-care blood pressure monitoring market, including manual and automatic blood pressure cuff products, is a several hundred million dollars per year market segment. We believe that Primo addresses all of the performance requirements and the aesthetics to become a leader within these markets.
Over the past year, we have been recruiting higher level sales professionals in our hospital sales force, and have hired several very seasoned sales professionals from companies in the medical device industry who have tremendous experience in selling into healthcare systems and selling complex medical technology. We have also been conducting discussions with other companies about the possibility of distribution agreements. As a result, the responsibilities of our sales staff may change. Our sales people would become sales channel managers, possibly managing multiple sales segments with several different business partners.
Results from clinical studies, which have been ongoing for the past few years, continue to be favorable. Some clinical studies remain incomplete or have been terminated due to changes in objective or personnel, but to date, we have not received negative results from any completed study. Several of the completed studies have been published in prominent medical journals. Following is an updated listing of these studies, along with others which are still in the process of being completed, presented and/or published.

Medwave Bibliography
A. Published Studies

Principle
Date	Title	Journal/Meeting	Edition/Pages	Invesigator/Institution
September 1998	Continual Non-Invasive Blood Pressure Monitoring with the Vasotrac™ - Experience in the Morbidly Obese	Anesthesiology (Abstract Published)	Volume 89, No. 3A	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN

September 1999	A New Noninvasive Method to Measure Blood Pressure Results of a Multicenter Trial	Anesthesiology	Volume 91, No. 3.	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN

October 2004	Self-Reported Sensitivity to Continuous Noninvasive Blood Pressure Monitoring via the Radial Artery	Journal of Psychosomatic Research	Pages 119-121	Bruce H. Friedman, Virginia Polytechnic Institute and State University, Blacksburg, VA

October 2004	Use of a Radial Artery Compression Device for Non-Invasive, Near-Continuous Blood Pressure Monitoring in the Emergency Department	The American Journal of Emergency Medicine	Volume 22, No.6	Dr. Stephen Thomas, Mass. General Hospital/Harvard Medical School; Boston MedFlight, Boston MA

January/March 2005	Near-Continuous, Noninvasive Blood Pressure Monitoring in the Out-of-Hospital Setting	Prehospital Emergency Care Journal	Volume 9/No. 1	Dr. Stephen Thomas, Mass. General Hospital/Harvard Medical School; Boston MedFlight, Boston MA

March 2005	Validation of a Noninvasive Blood Pressure Monitoring Device in Normotensive and Hypertensive Pediatric Intensive Care Patients	Journal of Clinical Monitoring and Computing	Volume 18, Issue 4	Dr. Mark J. Heulitt, University of Arkansas for Medical Sciences, Little Rock, AR

May 2005	Comparison of the Vasotrac with Invasive Arterial Blood Pressure Monitoring in Children Following Pediatric Cardiac Surgery	Anesthesia & Analgesia	Vol. 100 No. 5	Dr. Peter C. Laussen, Children’s Hospital Boston, Boston, MA

B. Abstracts and Poster Presentations

Principle
Date	Title	Journal/Meeting	Edition/Pages	Invesigator/Institution
September 1998	Continual Non-Invasive Blood Pressure Monitoring with the Vasotrac™ - Experience in the Morbidly Obese	Anesthesiology (Abstract Published)	Volume 89, No. 3A	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN

October 1998	A New Noninvasive Method to Measure Blood Pressure Results of a Multicenter Trial	American Society of Anesthesiologists	Abstract and/or Poster Presentation	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN

October 2000	Comparison of The Vasotrac BP Monitor with the Arm Cuff Methods	American Society of Anesthesiologists	Abstract and/or Poster Presentation	Dr. Thomas Hartmann, University of Vienna and Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN

October 2000	Assessment of the Vasotrac Blood Pressure Monitor During Deliberate Hypotension	American Society of Anesthesiologists	Abstract and/or Poster Presentation	Dr. Thomas Hartmann, University of Vienna and Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN

October 2000	Radial Artery Blood Pressure Monitoring in Children with the Vasotrac - A Preliminary Report	American Society of Anesthesiologists	Abstract and/or Poster Presentation	Dr. Kumar Bellani, University of Minnesota, Minneapolis, MN

March 2002	The Vasotrac Accurately Reflects Pharmacologically Induced Cardiovascular Changes	International Anesthesia Research Society	Abstract and/or Poster Presentation	Dr. Liviu C. Poliac, University of Minnesota, Minneapolis, MN

May 2002	Systolic and Diastolic Time Intervals Obtained Noninvasively using the Vasotrac	European Society of Anaesthesiologists	Abstract and/or Poster Presentation	Dr. Liviu C. Poliac, University of Minnesota, Minneapolis, MN

October 2002	Validation of a Noninvasive Blood Pressure Monitoring Device in Normotensive and Hypertensive Pediatric Intensive Care Patients	Biomedical Engineering Society Annual Fall Meeting	Abstract and/or Poster Presentation	Dr. Mark J. Heulitt, University of Arkansas for Medical Sciences, Little Rock, AR

October 2003	Use of a Radial Artery Compression Device for Non-Invasive, Near-Continuous Blood Pressure Monitoring in the Emergency Dept.	American College of Emergency Physicians	Abstract and/or Poster Presentation	Dr. Stephen Thomas, Mass. General Hosp./Harvard Medical School; Boston MedFlight, Boston MA

May 2004	Near-Continuous, Noninvasive Blood Pressure Monitoring in the Out-of-Hospital Setting	The Society for Academic Emergency Medicine’s Annual Meeting	Abstract and/or Poster Presentation	Dr. Stephen Thomas, Mass. General Hosp./Harvard Medical School; Boston MedFlight, Boston MA

October 2004/ December 2004	Intraoperative Blood Pressure Measurement on the Wrist is More Accurate than on the Upper Arm in Morbidly Obese Patients	American Society of Anesthesiologists, Post Graduate Assembly of Anesthesiologists	Abstract and/or Poster Presentation	Dr. Helmut Hager, Washington University, St. Louis, MO

C. Published Textbooks

Title	Editor	Publisher	Date
Morbid Obesity:
Peri-operative Management	Dr. Adrian Alvarez	Cambridge University Press	2004
D. Ongoing Projects

Project/Study	Facility	Completion	Primary Investigator
Accuracy of the Vasotrac System compared to the invasive arterial catheter	University of Arizona	TBA	Dr. Stephen Barker

Accuracy of Vasotrac with indwelling arterial catheter during corrective spinal surgery	Children’s Hospital Boston	TBA	Dr. Peter Laussen
General
As of June 30, 2005, Medwave employed 28 full-time employees and four part-time employees. Of the 28 full-time employees, 11 are in sales and field support, 2 are in international sales and product marketing, 4 are in general and administrative, 10 are research & development/manufacturing, and one is President and Chief Executive Officer. Of the four part-time employees, three are in general and administrative, and one in sales and field support. Recently the position of Vice President of Finance has been added, and the position of Vice President of Support Services has been fulfilled from within, both in order to establish a secure platform for the management team. Teresa Kalinowsky has been added to Medwave’s management team as Vice President of Finance, responsible for finance and accounting functions within the company. Support Services is a newly formed department within Medwave. It is intended to focus resources, management time, and energy on programs which are designed to maximize our support offerings to our customers. This may be in the form of Sensor Agreements, Clinical and/or Technical Training, Product Upgrades or other value added programs which we may create, and subsequently sell to customers and business partners. Mr. Rich Niemczyk will head these efforts as Medwave’s newly appointed Vice President of Support Services. Also, we will most likely need to hire additional engineering support staff to successfully introduce and support new products as well as optimize our OEM agreements. Since our inception, we have been engaged exclusively in the development of devices for monitoring and measuring blood pressure.
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
Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body’s cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. Even in healthy bodies, blood pressure normally fluctuates during the day. For example, exercise, emotion, and exposure to the cold tend to cause blood pressure to rise, while it falls in instances of warmth, fainting, hemorrhage, and certain diseases. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients’ conditions and rapidity with which their conditions can deteriorate. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient’s own home environment. Recently, reports have been published, exploiting challenges with conventional blood pressure cuff technology. The cuff has been reported to have difficulty monitoring people with fairly large or small arms as well as people with relatively high or low blood pressure and people who may be in motion or have tremors. Medwave is confident that its blood pressure monitoring technology will overcome these traditional challenges, and as a result, continues to work on products that will allow for broader market penetration, eventually including the personal monitoring markets. In the near future, Medwave believes that it will have products that address the pre and post hospital market, additional OEM business opportunities, and the consumer blood pressure market. It is estimated that approximately 65 million people in the United States are considered hypertensive. This number has increased approximately 30% over the past decade. In addition, another study conducted by researchers from Tulane University that was recently published estimates that by the year 2025, over 1 billion people in the world population will be hypertensive. In addition, recent studies have been performed with children. The results suggest that the rising rates of childhood obesity seem to be directly responsible for a rise in blood pressure among children and adolescents in recent years. We believe that with the clinical validation, which has been and continues to be accomplished regarding our technology, the acceptance of our technology in some of the most prestigious medical centers in the United States, our ability to incorporate our technology into handheld devices and with the introduction of Primo, we will have the potential to compete for the very large and growing personal-use market for blood pressure monitoring.
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
Recent Developments
During early May 2005, we demonstrated and exhibited the Primo Spot Blood Pressure Monitor at the National Teaching Institute’s annual meeting in New Orleans. Primo is a spot blood pressure monitoring device designed to be able to take a blood pressure of a patient in the pediatric to adult range, in any setting where manual or automatic blood pressure measurements are required. The advantages which are offered by Primo include: speed of readings (seconds not minutes); significant improvement in patient comfort (because it does not completely occlude blood flow as a cuff does); and ease of use. Primo can be applied with one hand in most cases, and activated with the same hand. Once activated, Primo takes blood pressure automatically and displays the results within 12 seconds on an accessible user screen. The ergonomics of Primo are unlike any other Medwave product ever produced. The Primo does not comply with the United States FDA pre-market notification regulations. Medwave, Inc. does not intend to introduce the Primo into commercial distribution at this time. The Primo is an investigational device only. We have begun the clinical validation study, which is required prior to submitting a 510K application, and are hopeful that we will complete this work during the summer months. We will then perform our necessary submissions shortly thereafter. We are exploring the possibility of selling Primo into other countries outside of the United States.

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
Results of Operations
The results of operations compares the three months and nine months ended June 30, 2005 and 2004. The analysis of liquidity and capital resources compares June 30, 2005 to September 30, 2004.
Operating revenue was $202,000 and $223,600 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 10%. Service revenue decreased primarily due to a substantial service invoice posted in June, 2004. Operating revenue was $743,500 and $660,400 for the nine month period ended June 30, 2005 and 2004, respectively, an increase of 13%. This year-to-date increase is due to continued growth in the disposable and service markets. The increased revenue in the service market results from an agreement with a global electronics company.
Cost of sales and production was $156,200 and $178,700 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 13%. This decrease reflects a reclassification of expenses pertaining to employees not related to manufacturing activity. Cost of sales and production was $576,500 and $461,600 for the nine month period ended June 30, 2005 and 2004, respectively, an increase of 25%. Cost of sales increased reflecting the rise in sales, as well as an increase in product costs.
We incurred $443,200 and $123,600 for research and development expenses for the quarters ended June 30, 2005 and 2004, respectively, an increase of 259%. This activity pertains to an increase in outside services and salaries due to support of new product development. We incurred $909,400 and $364,900 for research and development expenses for the nine month period ended June 30, 2005 and 2004, respectively, an increase of 149%. This activity relates to an increase in outside services, salaries, and legal fees associated with increased patent filings. Additional expenses came from engineering consultants and especially for the hiring of an industrial design firm, who has been instrumental in helping create a state-of-the-art look for our new products. We do not anticipate this trend to accelerate, but to remain elevated until the completion of the new product introductions.
We incurred $635,100 and $489,400 for sales and marketing for the quarters ended June 30, 2005 and 2004, respectively, an increase of 30%. We incurred $1,653,800 and $1,212,100 within the same department for the nine month period ended June 30, 2005 and 2004, respectively, an increase of 36%. The addition of 4 employees in this area substantially increased such items as salaries, benefits, travel, telephone and supplies. Advertising and marketing expenses have increased due to a revised marketing plan aimed at targeting more specific market groups, and due to the product launch of our Primo product, which accounted for approximately $30,000.
We incurred $368,100 and $217,900 for general and administrative expenses as of the quarters ended June 30, 2005 and 2004, respectively, an increase of 69%. Salaries increased due to the reclassification of expenses pertaining to employees that are performing administrative tasks versus manufacturing activity and the addition of the Vice President of Finance. We incurred $943,300 and $633,400 for general administrative expenses for the nine month period ended June 30, 2005 and 2004, respectively, an increase of 49%. This was reflected in the activity pertaining to salaries, outside services, accounting and legal fees, and IT maintenance.
Interest income was $44,000 and $8,200 for the quarters ended June 30, 2005 and 2004, respectively. Interest income was $89,800 and $17,400 for the nine month period ended June 30, 2005 and 2004, respectively. This increase is a direct result of increased cash invested due to the February 2005 financing.

Liquidity and Capital Resources
Our cash and cash equivalents were $6,317,700 and $4,793,300 at June 30, 2005 and September 30, 2004, respectively reflecting the additional capital received from the February 2005 financing activity. With the cash and cash equivalents of approximately $6,317,700, we believe that sufficient liquidity is available to satisfy our working capital needs through at least June 30, 2006.
Beginning in January, 2004, we began the process of upgrading our accounting software and information technology system. The total cost to date is approximately $40,000 for the software up-grade, implementation, and training, and approximately $5,000 for hardware for the operating system. We incurred an additional expenditure of $27,000 in the second and third quarters of 2005 to replace the obsolete IT communications system. As business growth continues, this project was a necessary building block to support growth and facilitate the smooth and concurrent processing of all of our business functions. We believe as our business activities continue and increase, we will be required to invest further into our IT infrastructure.
We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.
Cash flows used in operations increased to $3,409,400 for the nine months ended June 30, 2005 from $1,986,500 for the nine months ended June 30, 2004, an increase of $1,422,900. The majority of this increase was due to the costs associated with accounting and legal fees, salaries, and outside services. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation.
Cash flows used in investing activities increased to $90,900 for the nine months ended June 30, 2005 from $70,200 for the nine months ended June 30, 2004. This increase reflects improvements to expansion space in our Minnesota office and to our IT communications system.
Financing activities provided $5,024,600 (net) from the exercise of stock options as well as the February 2005 financing during the nine months ended June 30, 2005, and $5,866,400 (net) from the exercise of stock options, as well as the January 2004 financing during the nine months ended June 30, 2004.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption “Contractual Obligations” shows the amount of our operating lease payments by year.
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods. We recently renewed our operating lease commitments for our Danvers, MA and Arden Hills, MN locations.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS	3-5 YEARS
Operating lease commitments	$706,935	$186,189	$404,605	$116,141

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
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of June 30, 2005 is adequate. However, actual write-offs may exceed the recorded allowance.
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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with their audit for the year ended September 30, 2004, BDO Seidman, LLP, our former independent registered public accounting firm, advised management and our Audit Committee of the following significant deficiencies which did not individually or in the aggregate rise to the level of material weakness: The company lacks a full-time Chief Financial Officer to ensure consistently timely reporting of financial information. Medwave’s response to the issue has been to hire a full-time Vice President of Finance to ensure consistent, timely reporting of financial information.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any equity securities in the period covered by this report.
ITEM 3. Defaults upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
(A)	Not applicable

(B)	During the period covered by this report, there were no material changes to the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. Exhibits
(A)	EXHIBITS:

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (2)

3.3	Amended and Restated Bylaws (1)

3.4	Amendments to Bylaws (2)

4.1	Shareholders Rights Plan dated September 29, 2003 (3)

10.1	Form of Securities Purchase Agreement dated February 10, 2005 in and among Medwave, Inc. and the Investors named therein (4)

10.2	Amendment to Commercial Lease dated January 20, 2005 between the Company and Hawthorne North Realty Trust (5)

10.3	Third Lease Modification and Extension Agreement dated January 26, 2005 between the Company and AMB Property, L.P. (5)

31.1	Certification of the principal executive officer and principal financial officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Registration No. 33-96878C.

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Registration No. 333-103477.

(3)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

(4)	Incorporated by reference to Medwave, Inc.’s Current Report on Form 8-K filed on February 11, 2005.

(5)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q filed on May 13, 2005.

(6)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005	Medwave, Inc.
	By:	/s/ Timothy J. O’Malley
Timothy J. O’Malley
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)