Form 10-K
period 2005-09-30
MEDWAVE INC
filed 2005-12-15
CIK 876043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
For the transition period from                                          to
COMMISSION FILE NUMBER: 0-28010
MEDWAVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-1493458 (IRS Employer Identification No.)
435 Newbury Street, Suite 206, Danvers, MA 01923
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code: (978) 762-8999
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
COMMON STOCK, $0.01 PAR VALUE
COMMON STOCK PURCHASE RIGHTS
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sale price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2005, was approximately $44,668,489.
As of November 30, 2005, 11,475,416 shares of common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

Medwave®, Vasotrac®, Vasotrax®, Legato TM , Primo TM , and Fusion TM are trademarks of the Company.

Forward Looking Statements
Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Medwave, Inc. (the “Company”) to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in Item 1. Some of the risks and uncertainties that may cause our actual results to differ materially are the general economic conditions, lengthy acquisition cycles by potential customers, our ability to successfully market our products, as well as those risks and uncertainties set forth under the caption “risk factors” beginning on page 12.
PART I
ITEM 1. BUSINESS.
General
Medwave, Inc., or the Company, was organized under Minnesota law in 1984. In May, 2003, our shareholders voted to re-incorporate the Company under the laws of the State of Delaware via a merger between the Minnesota corporation and the Delaware corporation. We are engaged exclusively in the development, manufacture and sale of non-invasive, blood pressure measurement and monitoring systems and of related technologies.
Setting the standard in a medical sector that has seen little change since the late 1800’s when blood pressure cuffs were introduced, Medwave’s technology stands poised to transform the industry. Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body’s cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients’ conditions and rapidity with which their conditions can change. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient’s own home environment. Approximately 114 million people visit U.S. emergency departments each year with each visitor requiring a blood pressure reading at least once. It has recently been reported that approximately sixty-five million (65,000,000) people in the United States are considered hypertensive (with high blood pressure), which represents a 30% increase in the last decade.
Products
Vasotrac® — Utilizing our proprietary technology, we developed the Vasotrac® APM205A system which monitors blood pressure, pulse rate, and arterial waveform providing new readings as frequently as every fifteen (15) heartbeats. We believe that the continual blood pressure readings and non-invasive qualities of the Vasotrac system make it one of the more advanced approaches to blood pressure monitoring. In February 1995, we received initial clearance from the US Food and Drug Administration to market the Vasotrac system. The Vasotrac system is a single parameter device (blood pressure measurement) capable of being sold into markets which are looking for additional advanced integration capabilities. Therefore over the past few years we have placed focus and effort on our sales force selling into prestigious medical centers, and as a company entering into clinical studies to prove that our Vasotrac, which includes our core technology, could perform better than conventional blood pressure products. We have been successful at selling our technology to major medical centers, and in several situations, selling our technology as a viable solution for the difficult to monitor patient, such as pediatric and obese patients. Therefore, the Vasotrac and the core technology associated with the Vasotrac are becoming well known in the market as the blood pressure monitoring device which can perform on difficult patients and in difficult to monitor environments.
Vasotrax® and PrimoTM — We have also developed a hand-held blood pressure monitor, the Vasotrax®. This hand-held monitor is based on the core technology used in the Vasotrac system. As a result of poor market acceptance for the Vasotrax®, and user and market feedback, we began developing a next generation handheld device. A great deal of the feedback and input related to the fact that the Vasotrax® was a completely manual device. The request from users was to develop an automated device. The Primo TM spot blood pressure monitoring system is the result. We featured the Primo to the nursing community in May 2005, in conjunction with the National Teaching Institute’s Annual Meeting. Once the Primo was shown at the NTI Meeting, we conducted extensive customer focus group and feedback sessions. These sessions were intended to insure that we have captured a design which would have broad market appeal. We also hired an industrial design firm to work with our in-house engineering team to create a product which reflected its performance. We believe that the Primo is a product which will address a collective professional market of approximately $600 million per year. In addition, we believe that the design will allow us to use the Primo platform to launch into the consumer market in the future. We expect to discontinue selling the Vasotrax Handheld Monitor by the end of 2005, and focus all of our efforts on the Primo product at that time. Medwave recently announced that a 510(k) application has been submitted to the United States Food and Drug Administration (FDA) for its new Primo™ Non-Invasive Blood Pressure Monitoring System. Medwave, Inc. does not intend to introduce the Primo™ into commercial distribution until such time that the 510(k) review is complete.
OEM module and Legato TM — In connection with our supplier agreement with Nihon Kohden of Japan, we have developed the MJ23 OEM module from our Vasotrac continual non-invasive blood pressure monitoring core technology. The MJ23 module was designed to be integrated into Nihon Kohden’s larger, more comprehensive systems. During 2005, we expanded our offerings to include an OEM developer’s kit – Legato TM . The Legato is a product which allows medical device companies the ability to test our technology by loading Medwave software onto a computer and testing the functionality and performance of our core technology without the requirement of any custom engineering work. Recently, we mailed a Legato brochure to over 50 medical device companies, introducing them to Legato. As a follow up activity, our Business Development department is surveying each of these companies to gauge interest in Legato, begin cross company initiatives, and negotiate agreements. Our OEM solutions address the integrated non-invasive blood pressure module market, which is estimated to be approximately $250 million per year. We believe that as we continue to sign supplier agreements with leaders in the patient monitoring, defibrillator and other medical device markets, more companies will express interest in our technology. We will then be able to present joint integrated solutions and ultimately sign additional supplier agreements. Medwave is the only company to offer a sensor based OEM solution in the industry, therefore providing Medwave significant competitive advantages over cuff based companies in the OEM arena.
We believe that the efficacious and non-invasive qualities of our Vasotrac system, Primo spot blood pressure monitor and Legato OEM kit make them a new, superior approach to blood pressure monitoring. The products are designed to assist clinicians in the therapeutic management of their patients by providing frequently updated blood pressure readings in an easily obtained and comfortable manner.
Medwave’s technology monitors blood pressure using as a key component, the pressure sensor, placed on the wrist over the radial artery, which is a main artery in the lower arm. The Vasotrac system, the Primo and the Legato OEM developer’s kit utilize our proprietary algorithms and sensors. The sensor applies pressure to the artery as the pressure waveforms are measured. Next, our proprietary algorithms analyze the pressure waveforms to calculate the systolic, diastolic, mean pressure readings, and pulse rate as frequently as every fifteen heartbeats. The Vasotrac system displays continual systolic, diastolic, and mean blood pressure readings in millimeters of mercury (mmHg), as well as heart rate in beats per minute, and an arterial waveform, which has comparable fidelity to an invasive arterial catheter’s waveform. The Primo spot blood pressure monitor, displays systolic and diastolic blood pressure readings as well as pulse rate. These values are displayed after the Primo is placed on the wrist and the start key is depressed, within approximately 15 seconds.
In the summer of 2001, we introduced the NIA V-Line interface product, which allows the clinician to plug the Vasotrac directly into the pressure channel of the clinician’s existing, more comprehensive monitoring system, allowing for a true “Plug and Play” and capture of data into the clinician’s central system. The development and product introduction of the NIA V-Line was our response to the ongoing request from our customers that they desired additional clinical features in our products, such as pulse oximetry (oxygen content of the blood) and thermometry. We have also been told by the market that there is a desire to have our technology become a module of other companies’ products. Our technology has been a topic in numerous clinical studies in cardiology and emergency departments that wanted to evaluate the Vasotrac as a solution. The results of 14 completed clinical studies have been presented very positively, and we believe that clinical acceptance of our technology is imminent. Due to this and the fact that we have entered into negotiations with other companies regarding integration of our technology into their larger platforms, as well as the fact that we have become involved in several customer situations where our technology is becoming the choice to replace blood pressure cuffs, we have been developing additional products that incorporate and utilize our Vasotrac and NIA V-Line core technology.
FusionTM — Fusion will become our vital signs monitor platform. We are attempting to begin and complete our initial clinical validation studies during the first half of 2006 and are hopeful we can introduce and market Fusion during 2006. Fusion will offer numerous technological advantages to the vital signs market and give Medwave a complete product offering from point of care with Primo, vital signs with Fusion and OEM solutions with Legato. The Fusion does not comply with the United States FDA pre-market notification regulations. Medwave, Inc. does not intend to introduce the Fusion into commercial distribution at this time. The Fusion is an investigational device only. However, we have begun the Institutional Review Board (IRB) process and are hopeful to begin and complete clinical testing/validation process during 2006. At that time, we will prepare and submit our FDA 510(k) application.
We believe these products will allow us to expand our reach into numerous additional market segments. We currently expect these products to be introduced during 2006. All of our products contain our core technology, our sensor, and our algorithms. We also believe that these products will address the needs discussed above regarding further integration of parameters. When these solutions are introduced to the market, Medwave will not only have the ability to sell point-of-care solutions with Primo addressing a $600 million per year market and OEM integrated solutions with Legato addressing a $250 million per year market, but with the Vasotrac and the extension of the product line, Medwave will be addressing a $200 million per year vital signs market. We also believe that with these products, our technology will continue to be recognized as the technology leader while continually setting new clinical standards. We also believe that we will be able to competitively price our products, creating disruption in the market.
Clinical Studies
We continue to conduct clinical studies for four purposes: (i) to aid the product development process, (ii) to obtain data for submission to the regulatory agencies, (iii) to help us prepare marketing and sales information to promote greater awareness of Medwave’s products, and (iv) to gain a peer-to-peer recommendation for our technology. We have used two standards of comparison, the automated cuff and the arterial line (A-line). When we designed our clinical study strategy in the year 2000, we wanted to focus our efforts on clinical segments and environments where conventional blood pressure measurement techniques did not work well. We felt that due to the deep entrenchment of the blood pressure cuff, we had to exploit the areas where it had a difficult time performing. The three distinct areas where our focus was placed were:
1) Obese Patient Population
2) Pediatric Patient Population
3) Emergency Medicine

Although we have studies in other areas, these were clearly the main areas of focus for the company, in an effort to prove that if our technology works well with these patient types, then it would certainly work easily in less challenging patient environments. Invasive arterial catheters are believed to provide more accurate blood pressure measurements than automated cuffs. If a physician is concerned about a patient’s hemodynamic status or blood pressure, they may elect to insert an invasive arterial catheter into the patient. If the need exists to obtain more data, an invasive arterial catheter may be inserted, as an invasive catheter updates once every heartbeat. If there is concern over blood pressure stability, then an invasive arterial catheter may be inserted, as an invasive catheter has the ability of monitoring over a wide range of patient types and conditions. The invasive catheter is therefore considered a “Gold Standard” in monitoring of a patient’s blood pressure. In contrast to automated cuffs, the invasive arterial catheter studies allow for data synchronization. By inserting an invasive arterial catheter in the radial artery on one wrist and by placing Medwave’s technology sensor on the radial artery of the other wrist, data has been simultaneously recorded on a heart beat-by-beat basis. Our clinical studies were conducted at teaching hospitals under IRB controls and protocols. Generally, such review boards represent their respective hospital and include physicians that can make appropriate judgments regarding the safety of the study. The boards periodically review protocols for medical devices and maintain meeting minutes, which are subject to audit by the FDA.
We expect to continue conducting or supervising on-going clinical studies of our technology on individuals with different characteristics and under various conditions until such time when our products receive general market acceptance. We cannot currently estimate the number of individuals to be tested or the amount of time and expense that will be required to perform and analyze these additional clinical studies in order to achieve general market acceptance for the system. However, based on the results from several of the studies which have already been completed, or that are underway, we believe the performance of the blood pressure cuff is suspect in numerous clinical settings and on a variety of patient types. Conversely, the performance of our technology in these same environments and/or patient types could prove to be more consistent and clinically useful. Therefore, we will continue to promote our strategy of supporting clinical studies, which are targeted towards our plans of becoming the technology of choice for non-invasive blood pressure monitoring.
In March 2001, we completed clinical testing of the Vasotrac system in pediatric applications. We used this clinical information to file a 510(k) to the U.S. Food and Drug Administration (FDA) requesting clearance to allow for the use of the Vasotrac system on pediatric patients. In June 2001, we received 510(k) clearance from the FDA for use of the Vasotrac system in pediatric applications. Additional studies have been completed with pediatric patients, in an effort to prove our technology’s application benefits in specific challenging patient types, or environments. One study from Arkansas Children’s Hospital in Little Rock, Arkansas, which was performed in the pediatric intensive care unit, compared the performance of the Vasotrac with the invasive arterial catheter. Continual blood pressure monitoring is often required in a pediatric intensive care unit. In the past, the only way to obtain this level of data collection and comparison was to insert an invasive catheter into the patient. The Vasotrac technology performs favorably in comparison to the invasive methods in regards to accuracy and frequency of updates. This study was accepted for publication and printed in the Journal of Clinical Monitoring and Computing in March 2005. In addition, two studies from Children’s Hospital of Boston have since been completed and published. The first study titled “Comparison of the Vasotrac with Invasive Arterial Blood Pressure Monitoring in Children Following Pediatric Cardiac Surgery” was published in Anesthesia & Analgesia in May 2005. The second study titled “A Comparison of Radial Artery Blood Pressure Determination Between the Vasotrac Device and Invasive Arterial Blood Pressure Monitoring in Adolescents Undergoing Scoliosis Surgery”, which was performed in the operating room environment at Children’s Hospital of Boston, was published in Anesthesia & Analgesia in October 2005. In all of these studies, Medwave’s technology compared very favorably to invasive arterial catheters, and in all situations, the researchers stated that Medwave’s technology correlated closely with invasive arterial catheters and could be a reliable replacement for blood pressure cuffs in pediatric patients.
Following is a summary of the clinical studies completed and currently underway during fiscal year 2005 using the Vasotrac sensor-based non-invasive blood pressure system:

A. Published Studies

Principle
Date	Title	Journal/Meeting	Edition/Pages	Invesigator/Institution
October 2004	Self-Reported Sensitivity to Continuous Noninvasive Blood Pressure Monitoring via the Radial Artery	Journal of Psychosomatic Research	Pages 119-121	Bruce H. Friedman, Virginia Polytechnic Institute and State University, Blacksburg, VA

October 2004	Use of a Radial Artery Compression Device for Non-Invasive, Near-Continuous Blood Pressure Monitoring in the Emergency Department	The American Journal of Emergency Medicine	Volume 22, No.6	Dr. Stephen Thomas, Mass. General Hospital/Harvard Medical School; Boston MedFlight, Boston MA

January/March 2005	Near-Continuous, Noninvasive Blood Pressure Monitoring in the Out-of-Hospital Setting	Pre-hospital Emergency Care Journal	Volume 9/Number 1	Dr. Stephen Thomas, Mass. General Hospital/Harvard Medical School; Boston MedFlight, Boston MA

March 2005	Validation of a Noninvasive Blood Pressure Monitoring Device in Normotensive and Hypertensive Pediatric Intensive Care Patients	Journal of Clinical Monitoring and Computing	Volume 18, Issue 4	Dr. Mark J. Heulitt, University of Arkansas for Medical Sciences, Little Rock, AR

May 2005	Comparison of the Vasotrac with Invasive Arterial Blood Pressure Monitoring in Children Following Pediatric Cardiac Surgery	Anesthesia & Analgesia	Vol. 100 No. 5	Dr. Peter C. Laussen, Children’s Hospital Boston, Boston, MA

October 2005	Comparison of Radial Artery Blood Pressure Determination between the Vasotrac Device and Invasive Arterial Blood Pressure Monitoring in Adolescents Undergoing Scoliosis Surgery	Anesthesia & Analgesia	Vol. 101 No. 4	Dr. Peter C. Laussen, Children’s Hospital Boston, Boston, MA
B. Abstracts and Poster Presentations

Principle
Date	Title	Journal/Meeting	Edition/Pages	Invesigator/Institution
October 2004/December 2004	Intraoperative Blood Pressure Measurement on the Wrist is More Accurate than on the Upper Arm in Morbidly Obese Patients	American Society of Anesthesiologists, Post Graduate Assembly of Anesthesiologists	Abstract and/or Poster Presentation	Dr. Helmut Hager, Washington University, St. Louis, MO

C. Published Textbooks

Title	Editor	Publisher	Date
Morbid Obesity: Peri-operative Management	Dr. Adrian Alvarez	Cambridge University Press	2004
We are developing new products for the future and have been working with clinical partners to test the functionality and validate our technology in various clinical settings. Most recently, we completed a clinical validation project with our Primo spot blood pressure monitor at Massachusetts General Hospital (MGH) in Boston. The purpose of the clinical validation study was to compare the accuracy of the Primo compared to an invasive arterial catheter. This was completed in one of the intensive care units at MGH. The results were favorable, and therefore, we have submitted a Pre-Market Review 510(k) to the United States Food and Drug Administration.
Business and Product Development
During fiscal years 2004 and 2005, research and development expense was $505,100 and $1,170,300 respectively. The 2005 amount represents a 132% increase over the previous year and reflects Medwave’s commitment to new innovative product development. Consulting, engineering industrial design, legal expenses related to new patent filings, and employee compensation were the growth categories, and we expect to continue investment into the future generation of products and accessories.
Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The transducer, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. As of November 2005, twenty-five (25) U.S. patents relating to Medwave’s blood pressure technology have been granted, and eight (8) U.S. patent applications are pending. We have also been granted nine (9) foreign patents within the European Patent Office, India, and Japan, with an additional seven (7) pending patent applications within the European Patent Office, China, Hong Kong, and Japan.
OEM:
Recently, we have re-positioned a senior sales force leader to manage and establish growth within Medwave’s OEM business working with existing partners and cultivating new partnerships. In addition, this business development professional will work to expand our distribution channels by searching out key partners in geographic and market segments which we believe will produce growth in revenue. We have been placing additional emphasis on our OEM efforts and have developed the Legato Developers Kit, which may be purchased by other companies, so that they may evaluate our technology and its applicability within their products.
•	Analogic Corporation — signed a Supplier and License Agreement in June 2005. This agreement allows Analogic to integrate Medwave’s sensor-based technology into their patient monitoring suite of products.

•	Zoll Medical Corporation — signed an OEM Agreement in June 2004. We are currently working on ways to incorporate Medwave’s technology into Zoll’s defibrillator line of products.

•	Global electronics firm — signed a Development Investigation Agreement in September 2004 with the intent of exploring projects of mutual interest and currently working with the firm to define the next stages of our relationship.

•	Nihon Kohden — signed an agreement in 2000. After strong international sales activity in the succeeding years, our agreement has recently taken a new direction. Medwave has begun to work with a U.S. based distributor of Nihon Kohden and is working on joint sales calls and efforts.
Our short-term and long-term investments are being used primarily to increase our marketing efforts in regard to new products and increase our capital expenditures for the development of the new products. We will also continue clinical testing of our product offerings for the purpose of continually validating our technology against traditionally used blood pressure monitoring devices and creating peer-to-peer consensus regarding our technology.

Sales, Marketing, and Distribution
Over the past few years, our sales organization has been concentrating on the sales and implementation of Medwave’s technology within hospitals. More specifically, we have placed more emphasis on teaching hospitals and prestigious medical centers. Our strategy has been to gain endorsements from their elite facilities, while simultaneously conducting clinical validation studies. We now have numerous studies completed and published, prominent institutions using our technology and new products about to enter the market. Our sales force has made progress in regard to the acceptance of our technology as a standard across multiple departments within a facility. We originally attempted to build a dealer network to sell our technology, in an effort to seek sales coverage without the commensurate increase in sales staff and cost that would occur if the same coverage were sought by building our own employee sales force. However, we did not find this to be an effective manner to enter and initially penetrate the market, as most medical device dealer organizations do not have the level of sales time required to sell innovative, breakthrough technology. Over the past 12 months, our experienced sales organization has developed exceptional product knowledge and allowed management to re-align the organization. Recently, we have capitalized on the previous management skills of several sales individuals and have transitioned them into the role of a Territory Manager. Their tasks include covering a larger geographic area of the United States combined with managing sales agents or distributors which have been selected within the territory. We believe that now, with the publication and presentation of the numerous clinical studies we have discussed and the penetration into prestigious medical centers, the time may be right to expand our sales reach by partnering with dealers, agents, and possibly other companies to sell our products. We also believe that Primo will be an intuitive product to sell and use, therefore requiring less post sales support, which also lends itself well to a third party distribution strategy. The Territory Manager’s “hands on” role will strengthen Medwave’s presence and open additional networking opportunities for our company.
We believe that a market also exists for us to sell our Legato OEM module to equipment companies, such as companies who manufacture patient monitoring, defibrillators, sleep systems, and cardiology systems. In November of 2001, we began to ship production MJ23 Modules to Nihon Kohden of Japan, a market leader in the Japanese market with approximately 50% market share in patient monitoring. In addition, in June 2004 we entered into an OEM Agreement with Zoll Medical Corporation, a leader in the cardiac resuscitation markets. Similarly, the Analogic Corporation agreement signed in March 2005 offers Medwave’s technology to be embedded into their products. These agreements present the potential for widespread market penetration without the tremendous investment in resources that would be expected if we were to attempt entry on such a wide scale alone. In addition, we expect that the volume commitments from such agreements could be multi-year and offer yields that would take a direct sales organization multiple years to accomplish. We are pursuing other such agreements with additional organizations. We also have numerous Non-Disclosure Agreements signed and are involved in active discussions with several other companies. These agreements are long term in scope. We believe that they will allow and assist us in deeper market penetration and larger volume growth due to the quantity of blood pressure modules sold and/or replaced each year by these companies.
Recently we entered into a Distribution Agreement with Universal Hospital Services (UHS). This agreement has two components: one where UHS will become an exclusive rental distributor and the other which gives UHS the ability to sell Medwave’s products. UHS has approximately 120 sales professionals in 80 offices within the Unites States. UHS recently notified Medwave, that they have been selected as the exclusive supplier of bariatric equipment (relate to obese patients) for a large group purchasing organization, due in part to offering Medwave’s products, which cover a wide range of sizes and settings.
Competitors
Invasive Arterial Catheter:
Invasive techniques employ the surgical placement of a catheter directly into an artery, an A-line. The fluid-filled catheter is connected to a pressure transducer and assorted tubing to produce beat-by-beat, continual blood pressure measurements. In addition, the catheter may be used to extract blood samples from which a number of diagnostic test results, such as blood gas information, may be obtained. Because our non-invasive technology does not allow for the extraction of blood samples, invasive techniques offer a competitive advantage in this area. The surgical insertion of the catheter, however, takes about fifteen to twenty minutes, assuming no complications. Moreover, while such insertions frequently are performed without incident, serious complications can occur, including thrombosis (blood clot), air emboli (air bubble), and infection. Measurement errors may occur due to air bubbles, catheter clotting or movement, or changes in elevation between the pressure transducer and the level of the heart. Immediately following catheter withdrawal, firm pressure must also be applied over the arterial site for an extended period of time to avoid serious blood loss. Primarily because of its invasive nature, the A-line is generally used by clinicians in critical cases and for only relatively short time periods. The cost associated with inserting and managing an arterial catheter can be significantly higher than non-invasive blood pressure monitoring.
As a general matter, we believe that non-invasive rather than invasive treatments and methods are preferred by clinicians for numerous medical conditions and processes, including the measurement and monitoring of blood pressure. Non-invasive techniques significantly reduce patient risk and increase patient comfort. In addition, the time and expense required to setup, maintain, and remove non-invasive equipment generally is substantially less than with invasive systems. We believe that, in many cases, patients in emergency departments and associated environments, critical care, operating rooms, cardiology departments, and pediatric environments could benefit from non-invasive continual blood pressure monitoring after the point at which clinicians may now discontinue obtaining such readings due to concerns associated with prolonged or indefinite uses of invasive techniques.
Non-Invasive Blood Pressure Cuffs:
Many non-invasive blood pressure measurement techniques utilize a manually operated occlusive cuff around the upper arm. A relatively simple blood pressure instrument, called a sphygmomanometer, contains a cuff connected to a hand air pump and pressure gauge or mercury column. The cuff is inflated to a pressure above that of systolic pressure until the brachial artery is completely occluded, and then the cuff is slowly deflated. During deflation, the clinician must listen to the pulse in the brachial artery. Upon hearing and properly interpreting the appropriate sounds, the clinician records the pressures shown on the gauge or mercury column. The cuff pressure occurring simultaneously with certain observed events within the circulatory or cuff systems are taken as the systolic and diastolic pressures. This process may take several minutes to complete, and in some patients will cause significant discomfort due to the squeezing of the cuff around the upper arm. Numerous clinical studies have been performed comparing the accuracy of this method with the invasive arterial catheter, and have shown a wide degree of variation with this method being caused by such things as environmental noise and movement, improper cuff size, and readings taken too close in time to one another. Recently, many states have required a reduction in the use of mercury therefore forcing the healthcare industry to seek alternatives. We believe that Medwave provides the solution, specifically with our Primo spot blood pressure monitoring system.
An automated, non-invasive blood pressure monitoring system is already commonly used throughout hospitals, clinics, nursing homes, out-patient and ambulatory surgery centers, and physician’s offices. In addition, every bedside monitor, whether configured, stand-alone, or networked, incorporates an automatic blood pressure cuff. It is estimated that there are approximately 500,000 bedside monitors installed in the world market, with approximately 75,000 new monitors sold per year. In addition, within the pre-hospital emergency medicine response market, many defibrillators are sold with an automatic blood pressure cuff built into them. It is estimated that approximately 60,000 new defibrillators are sold each year. The automated non-invasive blood pressure monitoring system currently dominating the stand-alone market is the Dinamap® product, marketed by GE Medical Systems, a division of General Electric Company. The Dinamap® provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap® product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer signification discomfort from the frequent cuff inflation. In addition, with cuff-based systems, arm circulation is cut off during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines and other forms of monitoring, and arm bruising and sleep interruption frequently occur. Also, the manual and automatic cuff systems have not performed well in areas with a high degree of motion, such as in ambulances or cardiac stress labs. It is estimated that there are approximately 450,000 stand-alone/vital signs monitors installed in the market, with approximately 60,000 per year being sold for expansion or replacement reasons.
In contrast to the sphygmomanometer and other cuff-based systems, our products do not require an inflatable cuff but instead contain a unique pressure sensor that is placed on the wrist. In addition to the comfort factor and greater versatility of our products, we believe that our technology has a very important advantage over cuff-based systems: more rapid readings that allow for more precise monitoring.
For the hospital based patients who require continual blood pressure monitoring, invasive methods are currently the clinician’s technology of choice. Given the attractiveness of non-invasive monitoring, however, several companies have introduced or are introducing products into this market for non-invasive continual monitoring of arterial pressure based upon several technologies. These technologies include pulse-wave velocity, partially inflated finger cuffs, partially inflated arm cuffs, and tonometry. We believe that none of these alternatives gained wide acceptance within the clinical community for continually monitoring arterial pressure. This belief is based on previous, unsuccessful efforts of other companies to introduce accurate, continuous, and non-invasive blood pressure monitors, the absence of such products at major medical and other product shows, the lack of published advertisements, papers or studies about such products in respected scientific, medical and other journals, and anecdotal discussions with physicians and other medical personnel by our management. In addition, all of the devices which have been introduced historically were intended to be used predominantly in the operating room environment, as many of these technologies have had a difficult time performing with patients where motion or animation may be present. Medwave has focused its efforts on the hospital markets/departments over the past few years in an effort to introduce and gain clinical acceptance within the hospital setting. We have been involved in numerous clinical studies, which have been supported within clinical settings where traditional blood pressure cuffs have had a difficult time performing. As a result, our sales and marketing focus has been towards environments such as bariatrics, pediatrics, and emergency room settings, as well as the operating room. We have believed, and continue to believe, that our technology performs well in these clinical environments, while a blood pressure cuff, manual or automatic, is challenged most of the time within these same environments. Several studies involving our technology confirmed our belief, as a great deal of focus for our clinical studies includes obese, pediatric and emergency department patients.
Our success depends primarily on gaining physician and hospital acceptance of our products. Gaining clinical acceptance of our technology usually requires our employees to participate in non-formal (not requiring Institutional Review Board approval) clinical trials or evaluations. These evaluations usually compare our technology’s performance to either a blood pressure cuff or to invasive arterial catheters. Having clinical studies and papers, which have been presented and/or published is essential and is usually the beginning of initial discussions with a prospective customer. In addition, it has become increasingly more important to gather and present economic data, which states and proves that our technology can reduce cost, improve patient through-put, and provide more efficiency for a hospital staff.
Employees
As of September 30, 2005, Medwave employed 27 full-time employees and four part-time employees. We anticipate the hiring of additional employees within the next 12-month period, primarily in business development, sales, marketing, manufacturing, and support services. However, such requirements are subject to change and are highly dependent on the market acceptance of our products, our distribution methods, and existing employment market conditions.
Regulatory Environment
We are subject to FDA and other government regulations, including regulations with respect to marketing approval, manufacturing practices, packaging, labeling and complaint reporting. Medical devices “substantially equivalent” to existing systems continuously marketed since May 1976 may be marketed pursuant to a Pre-Market Notification Submission with the FDA. The FDA finding of “substantial equivalence” for the Vasotrac system and the Vasotrax hand-held monitor does not in any way denote official approval of the device. Further, any representation that creates an impression of official approval of a device because it complies with the pre-market notification regulations is misleading and constitutes misbranding. Certain devices, including those which are not “substantially equivalent” to predicate devices, are subject to Pre-Market Approval Application, or PMA, requirements and more stringent FDA reviews. In contrast to the 510(k) process, the PMA process generally occurs over a more protracted time period and requires more extensive clinical data.
Like all medical device manufacturers, we must implement, maintain and follow the FDA’s Quality System Regulation, or QSR. We believe our primary manufacturing costs are driven by initial scale-up and ultimate production levels and will not be significantly impacted by such requirements. Should we intend to market our products for new or different uses, or should we significantly modify the system in a way that could significantly affect its safety or effectiveness, we would be required to file a new 510(k) submission with the FDA. Moreover, it is anticipated that any new product concepts developed by us will require various government clearances prior to being sold.
In our initial 510(k) submission to the FDA, we included not only clinical data, but also outlined our plans to continue testing and integrating the results into the Vasotrac system. We do not believe that FDA regulations require, and therefore at this point do not anticipate, submission to the FDA of our post-510(k) clinical studies. Although the FDA has stated that a manufacturer is best qualified to make an initial determination of whether a new 510(k) submission is necessary, the FDA can overrule a manufacturer’s decision not to submit a new 510(k) submission and take appropriate regulatory action. If we determine we do not need to submit any such new 510(k) submission, including with respect to our post-510(k) clinical studies, and the FDA consequently takes regulatory action, we could be materially and adversely affected.
Warranty and Service
Our products are generally available with limited 12-month parts and labor warranty commencing at the date of shipment. Some of our OEM agreements may have different terms to the warranty. When warranty repairs are necessary, we generally perform them at our Arden Hills, Minnesota facility. We also provide on-call technical support and service equipment on a time and materials basis. Recently, clinical support staff members have been added on a per diem basis in order to assist the staff of our growing customer base.
ITEM 1A. RISK FACTORS.
Our business and an investment in our company are subject to a number of risks, including those described in the preceding sections as well as those highlighted below.
Our success is dependent on market acceptance.
Our success depends on market acceptance of the Vasotrac system, the OEM modules thereof, and/or the Primo hand-held monitor as well as new products we plan on introducing in the next twelve months. Such acceptance depends primarily on gaining customer (end-user) and institutional (hospitals, outpatient centers, ambulance companies, nursing homes and physician offices) acceptance of these products. We believe that testing of the Vasotrac system and related core technology has yielded favorable results compared to other non-invasive blood pressure monitors. However, improper placement of the pressure sensor or improper use of the system may cause the readings produced by the technology to be questionable. As a result, another key component of our marketing strategy has been to focus on training and education of clinicians in the correct use of the products. Also, given differences in individual bone physiology, body weight and physical condition, the Vasotrac system, the OEM modules thereof, and the Primo hand-held monitor may not provide adequate readings or be usable on all patients. For example, if a patient’s peripheral blood flow to his or her arms has been compromised, these products may not function as specified. Other contraindications for these products may result from patients on cardiopulmonary bypass and patients with any condition in which rendering a pulsating pressure signal from the radial artery is not possible. To date, we believe we have not detected significant patient complications caused by any of our products. However, as with any relatively new product, complications may occur as the technology is used on a greater number of patients with different characteristics and under various conditions. The presence of any significant complications would necessitate additional research and evaluation to determine the impact of such complications. Finally, we must overcome the resistance of the medical community to the introduction of new techniques or technology. We believe that this resistance may be exacerbated due to the fact that the blood pressure cuff has been in use for more than 100 years, and virtually all medical professionals are trained using cuff technology. Therefore, there can be no assurance that the products will gain market acceptance. If these products do not gain market acceptance, our future would be jeopardized.
We must maintain and develop strategic relationships with third parties to increase market penetration of our product lines.
We distribute our products to domestic hospitals with our direct sales organization and in some cases with regional dealers or sales agents, and to targeted international markets primarily through distributors. Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control. We have been successful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties; however, this has not yet resulted in additional market penetration.
Our international sales expose us to unique risks.
In fiscal year 2005, international sales of our stand-alone products accounted for approximately 4% of our revenue. All transactions performed in the international markets are based on the Company receiving all the money prior to any product materially being shipped. The exception to this is with established business partners.
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
There can be no assurance that any pending U.S. or any foreign patents will be granted or, if obtained, that they, or those already granted to us, will sufficiently protect our proprietary rights. Although patents have been granted to us, and even if the patents for which we apply are granted, they do not confer on us the right to manufacture and market products if such products infringe on patents held by others. While we have reviewed prior art in connection with our patent applications, we have not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any such conflicting rights, we may be required in the future to stop making, using or selling our products or to obtain licenses from or pay royalties to others, which could entail significant expense and have a material, adverse effect upon us. Further, in such event, there can be no assurance that we would be able to obtain or maintain any licenses on acceptable terms, if at all. Throughout the development process for all of our products, we have been associated with various companies, institutions and individuals. Although we have no knowledge that any such companies, institutions or individuals have claimed, or have any basis for claiming, interests in our proprietary rights, there can be no assurance that such claims will not be threatened, asserted or perfected. Such claims, even if we ultimately prevail on the merits, could have a material, adverse effect upon us.
In addition to patent protection, we rely, to the extent possible, on trade secrets, confidentiality agreements, un-patented proprietary know-how, and our continuing development of new products.

We rely on a single technology platform.
We believe that significant and expanding markets exist for the Vasotrac system, the Primo spot blood pressure monitor, the OEM modules, and for additional products incorporating our proprietary technology. Currently we utilize one technology platform in the Vasotrac system, the OEM modules, and the Primo. The technology platform is our sensor technology and the software algorithms. Reliance on a single technology platform creates substantial risks for us. If, for example, the products are not successfully marketed, if they fail to meet customer needs, or if they are not accepted in the marketplace, we would be materially and adversely affected, our primary business focus would require re-evaluation, and our ability to continue operations would be jeopardized. We have not undertaken any comprehensive patent infringement searches or studies. If the products or technology were found to infringe on the patent rights of others or if third parties successfully asserted rights to these products, we would be materially adversely affected.
We also intend to develop additional products based on our core technology. The technology employed in the Vasotrac system may be useful in developing additional products for other markets.
We must continue to evaluate the design of our products.
While our initial product development and clinical testing program for the Vasotrac system, Primo, and OEM modules are complete, extensive use and evaluation of the design is necessary in order to assess whether the products, as currently configured, will broadly meet customer needs or be accepted as a viable alternative in the marketplace. We have performed wide-ranging customer focus groups and customer feedback sessions regarding our Primo platform than we have in the past. We will continue to test the products, as well as future products to enhance their market acceptance. If the configuration of the technology must be modified, there can be no assurance such modifications will be acceptable to customers or be technically feasible. Even if feasible, such modifications could result in significant delays and significant expenses. If such modifications require regulatory approval, additional significant delays could result. We could be materially and adversely affected by any of these developments.
We have entered into three agreements to incorporate the Vasotrac system technology into an OEM module, and we are hopeful that we will enter into additional agreements of this type. Although sale of the Vasotrac system as an OEM module is intended to complement sales of the system as a stand-alone product, it is possible that configuration as an OEM module will be the principal or customer preferred way of purchasing and using this product. It is also likely that OEM modules will require regulatory approval, which may result in additional delays. Any regulatory application must be submitted by any of the third party companies that use the OEM module. We could be materially and adversely affected by any of these developments.
Our products may require servicing and we may be subject to product liability claims.
Our goal is to produce highly reliable products and future products that do not require excessive subsequent servicing. There can be no assurance, however, that we will be successful in achieving such goal. There also can be no assurance that additional problems will not occur, that additional servicing requirements will not be necessary or that any additional problems or servicing requirements, individually or in the aggregate, will not be significant, difficult to correct, time-consuming or prohibitively expensive. Further, the need for any such additional servicing may not be readily apparent to clinicians using the products. We believe that actual or perceived excessive servicing requirements for products could materially and adversely affect market acceptance of the system and could raise product liability concerns. See “Risk Factors — We may be subject to product liability claims that exceed insurance coverage.” Although we plan to continue testing our products to determine the extent of their servicing requirements, there can be no assurance that we can precisely identify the exact scope of such servicing requirements.
We have limited manufacturing experience and capability.
We currently have little manufacturing experience or capability, other than a limited ability to produce relatively small quantities of the Vasotrac system, the Vasotrax hand-held monitor, and the beginning of the

Primo spot blood pressure monitor. We have developed, arranged for, or invested in any significant production tooling, but have not arranged for any significant third-party manufacturing capacity or agreements. There can be no assurance that we will be able to scale-up manufacturing of the products for commercial production at quantities required to meet cost targets and profitability goals. If our manufacturing costs are higher than anticipated or if a lower-priced competitive product becomes available, we may not be able to produce and sell the products. In addition, there can be no assurance that subcontractors, on whom we will rely for functions we will not perform internally, will produce sufficient products at required quality and cost levels. We will be materially adversely affected if we are unable to scale-up manufacturing successfully or effectuate manufacturing arrangements on acceptable terms.
We currently have limited or single sources of supply.
We currently purchase from outside vendors, on a purchase order basis, quantities of virtually all components and subassemblies for the products. Should production rates increase, the supply of components and subassemblies will become more critical. Should a key vendor be unwilling or unable to supply any components or subassemblies required by us in a timely manner, we may be materially adversely affected.
We face substantial competition.
We currently know of two other continual non-invasive blood pressure monitoring devices on the market. However, one of those devices uses a cuff to calibrate the blood pressure readings and we therefore do not consider the device to be directly competitive. The other device uses a wrist sensor mechanism; however, this device has only been marketed to the operating room environment with patients who are sedated. We face substantial competition from numerous companies that manufacture and market noninvasive and invasive instruments for blood pressure measurement and monitoring. Several companies competing in the traditional cuff and catheter blood pressure monitoring market have significantly greater resources as well as established technologies and product reputations in the blood pressure monitoring field. Our ability to compete successfully in this market will depend on our ability to develop and market a technologically superior blood pressure monitoring or measurement system that provides cost-benefit, patient benefit, and improved staff effectiveness. All new products, such as Primo have been designed to meet these goals. We believe that the features of Primo and other new products will provide economic benefit, staff efficiency improvements, and improved patient comfort.
We may be subject to price competition from other sensor manufacturers whose products are also compatible with our monitors. To mitigate this, we developed proprietary sensor technology that provides and promotes the exclusive use of our proprietary sensors with our equipment. There can be no assurance, however, that such measures will preclude replacement sensor competition in the future.
The current widespread acceptance of non-invasive cuff technology and of the arterial line, and the lack of widespread acceptance of non-invasive technologies like ours, is an important competitive disadvantage that we must overcome in order to gain general market acceptance. In addition, the current technology involving cuffs and arterial lines has established cooperative relationships with large medical equipment companies and buying groups that we must also overcome in order to successfully compete. If we are not successful at overcoming such competition, our primary business focus would likely require re-evaluation with our ability to continue operations being jeopardized. We have however entered into national group purchasing agreements with Novation, Amerinet, Mayo Foundation, Tenet Healthcare, Sisters of Charity of Leavenworth, and have become a Kaiser Permanente template company. These agreements offer a competitive edge by generating exposure to more than 3,000 hospitals throughout the United States. In addition, we have entered into supply agreements with other companies, who will incorporate our technology into their larger systems based products.
Our technology may become obsolete.
The medical device industry is subject to rapid technological innovation and, consequently, the life cycles of products tend to be relatively short. We are engaged in a field characterized by extensive research efforts. There can be no assurance that new developments or discoveries in the field will not render the products and/or technology obsolete. The greater resources of many of the companies currently engaged in research of blood pressure management may permit such companies to create, or respond more rapidly than Medwave to, technological innovations or advances.
Third-party payers may not approve payment for use of our products, and we may be affected by changes in health care laws.
Our success in the United States may be related to the number of third party payers, such as Medicare, private insurance companies, health maintenance organizations, and other payers, that approve payment or reimbursement for the use of our products and the amount of any such payments or reimbursements. If, for example, hospitals are not able to recover the cost of these products through reimbursement, they may be reluctant to purchase these products, with the result that our sales may be adversely affected. The health care industry and associated regulatory environment are dynamic and rapidly changing, particularly with respect to proposals to reform Medicare and to control health care costs. This environment makes it impossible to predict the effects, including costs or impediments to development, that adoption of and changes in health care laws, rules and regulations may have on us and on our operations. Such developments could, however, materially and adversely affect our ability to market our products.
We depend on management.
Our success currently depends on the services of Timothy J. O’Malley, our President and Chief Executive Officer and Principal Financial Officer. The loss of Mr. O’Malley may hurt our business if we are unable to identify other individuals to provide us with similar services. We do not maintain “key person” insurance on any of our employees.
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
We have obtained product liability insurance, including excess umbrella coverage, in the aggregate amount of $7,000,000 covering our products. However, there can be no assurance that we will be able to maintain such insurance in amounts and with coverage that will adequately cover associated risks or that such insurance will be available in the future at premiums that can be economically justified. Lack of such insurance could expose us to substantial damages, which could have a material adverse effect upon us.
We have a history of losses and may experience continued losses.
We have experienced losses every year since our incorporation. These losses have resulted because expenditures in the course of researching, developing and enhancing our technology and products and establishing our sales and marketing organization have exceeded our revenues. We expect that our operating expenses will increase proportionately in relationship to an increase in sales and marketing activities, and expansion of our operations. It is possible that we will never achieve or sustain the revenue levels required for profitability.
We may need additional capital, which may be unavailable.
The commercialization of our product line and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:
•	our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional component inventories, finance the increase in accounts receivable and supply additional support services;
•	our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital;
•	our receipt of, and the time required to obtain, regulatory clearances and approvals—the longer regulatory approval takes, the more working capital we will need to support our regulatory and development efforts in advance of sales;
•	the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand or simply change our process, products or technology will require increased funds;
•	our facilities requirements—as we grow we may need additional manufacturing, warehousing and administration facilities and the costs of the facilities would be incurred long before any increased revenue from growth would occur;
•	market acceptance and demand for our products—although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital; and
•	financing strategies—our attempt to accelerate the otherwise lengthy purchasing processes of hospitals by offering programs as an alternative to outright purchasing and by providing purchasers with extended payment terms, single-use sensor programs and financing options will require additional capital.
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
We have filed registration statements with the Securities and Exchange Commission covering the potential resale by some of our shareholders of up to 6,575,793 shares of common stock. The existence of a substantial number of shares of common stock subject to immediate resale could depress the market price for our common stock and impair our ability to raise needed capital.
A low stock price or failure to maintain a minimum of $2.5 million of stockholders’ equity could result in our being de-listed from the Nasdaq Market and subject us to regulations that could reduce our ability to raise funds.
If our stock price were to drop below $1.00 per share and remain below $1.00 per share for an extended period of time, or if we fail to maintain stockholders’ equity of at least $2.5 million (and do not meet alternative tests of either having $35 million in market capitalization or $500,000 in annual net income), or if we fail to maintain other Nasdaq continued listing criteria, Nasdaq may de-list our common stock from the Nasdaq Market. In such an event, our shares could only be traded on over-the-counter bulletin board systems. This method of trading could significantly impair our ability to raise new capital.
In the event that our common stock was de-listed from the Nasdaq Market due to low stock price, we may become subject to special rules, called penny stock rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.
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
The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:
•	quarterly variations in operating results;
•	announcements of technological innovations, new products or pricing by our competitors;
•	changes in, or failure to meet, financial estimates of securities analysts;
•	the rate of adoption by physicians of Medwave’s technology in targeted markets;
•	the timing of patent and regulatory approvals;
•	the timing and extent of technological advancements;
•	results of clinical studies;
•	the sales of our common stock by affiliates or other shareholders with large holdings; and
•	general market conditions.
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
We have never declared or paid a cash dividend on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.
ITEM 2. PROPERTIES.
Our corporate headquarters is located at 435 Newbury Street, Danvers, Massachusetts 01923 and our manufacturing / research and development center is located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112. We currently lease both properties. Our Minnesota building lease expires in June 2010. The monthly base lease payment is approximately $5,510. The Massachusetts building lease expires April 2007. The monthly base lease payment is approximately $6,260. We are generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of the Arden Hills, MN facility, but said expenses are included in the Danvers, MA facility lease. Our production capacity is adequate for our short-term needs. We believe that the properties have been adequately maintained and are suitable for our business as presently conducted.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Our common stock began trades on the Nasdaq SmallCap Market under the symbol “MDWV.” The following table sets forth the high and low closing sales price for the common stock during each specified period as reported by the Nasdaq Stock Market, Inc.:

Fiscal 2005[1]	High	Low
First Quarter	$5.49	$4.29
Second Quarter	5.18	3.75
Third Quarter	3.91	2.80
Fourth Quarter	3.65	2.80

Fiscal 2004[2]	High	Low
First Quarter	$8.10	$5.25
Second Quarter	7.25	5.35
Third Quarter	8.10	4.13
Fourth Quarter	6.11	4.16
There were approximately 131 record holders of our common stock as of November 30, 2005. We believe the number of beneficial owners to be substantially higher. On November 30, 2005, the closing price for our common stock was $3.40. We have never paid a dividend on our common stock and do not intend to pay dividends in the foreseeable future.

[1]	October 1, 2004 to September 30, 2005

[2]	October 1, 2003 to September 30, 2004

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
On January 23, 2003, we sold an additional 1,400,000 shares of our common stock for $1.25 per share, raising $1,697,009 in net proceeds. On January 8, 2004, we entered into a stock purchase agreement with certain investors. Under the terms of the agreement, we issued 1,110,000 shares of common stock, yielding $5,500,343 in net proceeds. On February 11, 2005, we entered into a stock purchase agreement with certain investors. Under the terms of the agreement, we issued 1,300,000 shares of common stock, yielding $4,769,738 net of issuance costs and issued additional investment rights for the option to purchase 575,000 shares of common stock at a purchase price of $4.00 per share. The options issued in connection with the February 2005 private placement have expired unexercised.
Equity Compensation Plan Information
     The following table summarizes information about the options, warrants and rights and other equity compensation under our equity plans as of September 30, 2005.

Number of securities
	to		Number of securities
	be issued upon		remaining available for
	exercise	Weighted-average	future issuance under
	of outstanding	exercise price of	equity compensation plans
	options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,552,750	$3.84	171,750
Equity compensation plans not approved by security holders	—	—	—

Total	1,552,750	$3.84	171,750

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended		5 Months Ended	Year Ended
	September 30,		September 30,	April 30,
	2005	2004	2003	2003	2002

Revenue:
Net Sales	$1,172,246	$863,851	$436,692	$1,148,745	$790,599

Operating expenses:
Cost of sales and production	823,635	599,054	251,479	683,812	583,255
Research and development	1,170,251	505,107	156,798	520,716	673,852
Sales and marketing	2,176,804	1,688,252	586,107	1,400,356	1,597,744
General and administrative	1,283,029	906,867	429,049	704,308	709,506

Total operating expenses	5,453,719	3,699,280	1,423,433	3,309,192	3,564,357

Operating loss	(4,281,473)	(2,835,429)	(986,741)	(2,160,447)	(2,773,758)

Other income:
Interest income	133,283	29,667	5,877	26,245	117,229
Loss on disposal of equipment	—	(25,302)	—	—	—

Net loss	$(4,148,190)	$(2,831,064)	$(980,864)	$(2,134,202)	$(2,656,529)

Net loss per share — basic and diluted	$(0.38)	$(0.29)	$(0.11)	$(0.28)	$(0.39)

Weighted average number of common and common equivalent shares outstanding - basic and diluted	10,938,624	9,622,191	8,662,926	7,622,971	6,841,991

Balance Sheet Data:	Sep 30, 2005	Sep 30, 2004	Sep 30, 2003	Apr 30, 2003	Apr 30, 2002
Cash and cash equivalents	$5,424,078	$4,793,326	$1,694,648	$2,597,649	$3,048,051
Working capital	5,489,801	4,908,292	1,900,387	2,816,124	3,243,511
Total assets	6,719,897	5,585,636	2,462,406	3,329,307	3,799,616
Total stockholders’ equity	5,945,092	5,068,709	1,977,147	2,878,974	3,316,167

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Medwave, Inc. (the “Company”) to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Some of the risks and uncertainties that may cause our actual results to differ materially are the general economic conditions, lengthy acquisition cycles by potential customers, our ability to successfully market our products, as well as those risks and uncertainties set forth under the caption “risk factors” beginning on page 12.
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Medwave, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and accompanying notes.
We are engaged exclusively in the development, manufacture, and sale of non-invasive, blood pressure measurement and monitoring systems and of related technologies. Our line of products is designed to be used in hospitals, clinics, physicians’ offices, or anywhere a person’s blood pressure requires monitoring with the majority of our sales thus far deriving from the Vasotrac monitor, sensors, accessories, and some OEM third party agreements. We have regulatory clearance to market our technology in the United States, Europe, and Asia and currently have installations at over 500 hospitals and clinics worldwide. We will continue to aggressively pursue sales nationally and re-establish our presence in the international markets by ensuring all future products are compliant in targeted countries.
It has been reported that healthcare services and supplies is a growing sector of the U.S. economy, which represents approximately 15% of the Gross Domestic Product. Currently, the healthcare industry is providing additional services due to a growing and aging population. The U.S. portion of the population growth is expected to increase by 49% over the next few decades. An increase from 12% to 21% is expected in the 65+ demographic group as the “baby boomer” generation reaches of age and life expectancy continues to rise. During times of economic slow down, the healthcare industry continues to remain strong with annual cost increases of between 7% — 9% for medical devices. These trends establish a clear mapping for the future of the new, innovative and clinically proven medical devices such as we provide.
Over the last few years we have laid the foundation for our non-invasive blood pressure monitoring device by completion of over 14 clinical validation studies, market introduction, penetration into prestigious medical centers, signing of several group purchasing organizations and signing of several OEM agreements. We continue to invest in research and development of new products in order to take advantage of new market opportunities. We will be working in 2006 to update and expand our product offerings to meet customers’ needs and provide solutions for the difficult to monitor patient population. The following have been tested areas of concentration and are anticipated target markets.
Key challenging markets:
•	Pediatric population — size and comfort are a concern.

•	Bariatric population — size and concern for monitoring due to underlying medical conditions.

•	ER / Trauma population — ease of application, speed to readings.

•	Geriatric population — comfort and reliability of data.

We believe our products and technology not only have the strength and momentum to change the blood pressure monitoring industry but to also provide a non-invasive solution to improve the care of the patient population.
Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, management evaluates the Company’s estimates and assumptions including but not limited to those related to revenue recognition, inventory valuation, warranty reserves and income taxes. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
1.	Revenue Recognition. Revenue from the sales of products is recognized when products are shipped to customers provided that title has passed, there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales. Revenue from multi-year contracts is considered Deferred Revenue and is recognized as revenue when product is shipped.
2.	Inventory Valuation. The Company values its inventory at the lower of cost or market on the first-in, first-out (FIFO) method of actual cost or the current estimated market value. It regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve month period and future sales forecasts. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact of the value of its inventory and its reported operating results.
3.	Warranty Reserves. The Company’s warranties require it to repair or replace defective products returned to it during the applicable warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.
4.	Income Taxes. The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.
Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Company’s estimates of taxable income and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish an additional valuation allowance or reduce its current valuation allowance which could materially impact its tax provision.
Financial Statement Comparison
Fiscal year ended September 30, 2005 compared to fiscal years ended September 30, 2004 and April 30, 2003.

Results of Operations

	Year Ended		5 Months Ended	Year Ended
	September 30,		September 30,	April 30,
	2005	2004	2003	2003

Revenue:
Net Sales	$1,172,246	$863,851	$436,692	$1,148,745

Operating expenses:
Cost of sales and production	823,635	599,054	251,479	683,812
Research and development	1,170,251	505,107	156,798	520,716
Sales and marketing	2,176,804	1,688,252	586,107	1,400,356
General and administrative	1,283,029	906,867	429,049	704,308

Total operating expenses	5,453,719	3,699,280	1,423,433	3,309,192

Operating loss	(4,281,473)	(2,835,429)	(986,741)	(2,160,447)

Other income:
Interest income	133,283	29,667	5,877	26,245
Loss on disposal of equipment	—	(25,302)	—	—

Net loss	$(4,148,190)	$(2,831,064)	$(980,864)	$(2,134,202)

Net loss per share — basic and diluted	$(0.38)	$(0.29)	$(0.11)	$(0.28)

Weighted average number of common and common equivalent shares outstanding - basic and diluted	10,938,624	9,622,191	8,662,926	7,622,971

Operating revenue for fiscal 2005 was $1,172,246, an increase of $308,395 or 35.7% from fiscal 2004 operating revenue of $863,851. The increase in operating revenue for fiscal year 2005 was due to an increase in orders from new and existing U.S. customers, revenue generated from the distribution agreement with Universal Hospital Services (UHS) and continued growth in the sales of disposable sensors. The U.S. revenue for 2005 was 96% of the total sales, which reflected management’s decision to concentrate on the U.S. market. The operating revenue for fiscal 2004 was $863,851, a decrease of $284,894 or 24.8% from fiscal 2003 operating revenue of $1,148,745. The decrease in operating revenue for fiscal year 2004 was due to the lack of follow-up orders from Nihon Kohden for our MJ23 OEM Module.
Operating expense for fiscal 2005 was $5,453,719, an increase of $1,754,439 or 47.4% from fiscal year 2004 operating expense of $3,699,280. Operating expense for fiscal 2004 was $3,699,280, an increase of $390,088 or 11.8% from fiscal year 2003 operating expense of $3,309,192. The increase in operating expense from fiscal 2004 to fiscal 2005 was primarily due to an additional $688,000 in costs associated with employee related expenses including payroll, employee benefits, commissions, insurance, and taxes. The costs reflect an experienced workforce and applicable business costs. Also, substantial expenses of approximately $350,000 were associated with new product development and introduction. The increase in operating expense from fiscal 2003 to fiscal 2004 was primarily due to increased numbers of sales people and associated expenses.

Cost of Sales and Production

	September 30,	September 30,	April 30,
	2005	2004	2003
Cost of Sales and Production	$823,635	$599,054	$683,812

Percent change from previous year: Incr/(Decr)	37.5%	(12.4%)	—
Cost of sales and production includes manufacturing and distribution costs associated with products sold. The cost of sales and production for fiscal 2005 was an increase of $224,581 or 37.5% from fiscal year 2004. This increase relates to a 55% increase in the volume of units produced and sold, which coincides with our similar increase in operating revenue of 35.7%. The cost of sales and production for fiscal 2004 was a decrease of $84,758 or 12.4% from fiscal year 2003. This decrease is attributable to less investment in our production department.
Research and Development

	September 30,	September 30,	April 30,
	2005	2004	2003
Research and Development	$1,170,251	$505,107	$520,716

Percent change from previous year: Incr/(Decr)	131.7%	(3.0%)	—
The 2005 fiscal year increase of $665,144 or 131.7% primarily relates to an increase in outside services due to the hiring of an industrial design firm, who has been instrumental in helping to create a state-of-the art look for our new products. We do not anticipate this trend to accelerate, but to remain elevated until the completion of the new product introductions. Increases in salaries, clinical consulting and legal fees associated with additional patent filings represented $266,000 of the overall increase. Research and development expense for fiscal year 2004 reflected a decrease of $15,609 or 3.0% from fiscal year 2003. The decrease is due to a shift in focus from research and development activity, as we redirected from product development to sales and marketing.
Sales and Marketing

	September 30,	September 30,	April 30,
	2005	2004	2003
Sales and Marketing	$2,176,804	$1,688,252	$1,400,356

Percent change from previous year: Incr/(Decr)	28.9%	20.6%	—
Sales and marketing expense for fiscal year 2005 was an increase of $488,552 or 28.9% from the previous fiscal year. Sales and marketing expense for fiscal year 2004 was an increase of $287,896 or 20.6% from fiscal year 2003. The increase in sales and marketing expense from fiscal 2004 to fiscal 2005 relates to increases in salaries (with the establishment of an experienced sales workforce), commissions, and travel expenses. Advertising and marketing expenses have increased $60,000 due to an increase in trade show participation aimed at targeting specific market groups and due to the launch of our Primo product. The increase in sales and marketing expense from fiscal 2003 to fiscal 2004 relates to further investment in market penetration activities and hiring more sales people to sell into the U.S. hospital market. We have prepared for further market penetration and expansion with the clinical study work, contracts with group purchasing organizations, entry into prestigious medical centers, several OEM agreements and the recent award from Frost and Sullivan for Enhanced Customer Valuation presented to Medwave during 2005. This award not only recognized our technology, but also our strategic direction as a company.

General and Administrative

	September 30,	September 30,	April 30,
	2005	2004	2003
General and Administrative	$1,283,029	$906,867	$704,308

Percent change from previous year: Incr/(Decr)	41.5%	28.8%	—
General and administrative expense for fiscal year 2005 was an increase of $376,162 or 41.5% from fiscal year 2004. General and administrative expense for fiscal year 2004 was an increase of $202,559 or 28.8% from fiscal year 2003. The increase in general and administrative expenses from 2004 to 2005 relates to an increase in salaries due to the addition of the Vice President of Finance in May, 2005. In addition we had increased expenses associated with outside services relating to accounting services and preparation for Sarbanes Oxley compliance. An increase of 67% occurred in outside services, legal and accounting fees, due to the use of an investor relations firm, outside consultant, and a financial re-audit of prior year periods. The increase in general and administrative expenses from 2003 to 2004 was due to a 36% increase in corporate and employee health insurance.
Interest income for fiscal year 2005 was $133,283, an increase of $103,616 or 349.3% from fiscal year 2004 interest income of $29,667. Interest income for fiscal year 2004 was $29,667, an increase of $3,422 or 13.0% from fiscal year 2003 interest income of $26,245. The increase in interest income in fiscal 2005 and fiscal 2004 was due to proceeds received from private placements in February 2005 and January 2004.
Liquidity and Capital Resources
The Company’s cash and cash equivalents were $5,424,078 and $4,793,326 at September 30, 2005 and 2004, respectively. The increase is primarily due to our financing activities.
With our cash and cash equivalents, we believe that sufficient liquidity is available to satisfy our working capital needs until at least December 31, 2006. We have no significant capital expenditure commitments.
Cash flows used in operations increased to $4,049,695 in fiscal year ended September 30, 2005 from $2,678,910 in fiscal year ended September 30, 2004, an increase of $1,370,785 or 51%. In all periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization.
Net investing activities used $344,126 and $145,028 of cash in fiscal years 2005 and 2004, respectively, for the upgrade of computer technology, manufacturing tooling purchases, office equipment and improvements to new office space. Due to new product developments, investment in manufacturing tooling will continue. Currently, we anticipate spending approximately $500,000 in 2006 for capital tooling expenditures as well as upgrades to computer equipment and software. In 2003, net investing activities used cash of $31,514, due to property and equipment additions.
Financing activities provided $5,024,573 and $5,922,626 of cash in fiscal years 2005 and 2004, respectively. In fiscal years 2005 and 2004 the proceeds were primarily from the February 2005 private placement of common stock, the January 2004 private placement of common stock and exercise of stock options.
We have incurred an accumulated deficit of $28,530,258 from our inception through September 30, 2005. We expect to incur additional losses from development, clinical studies, regulatory compliance, sales, marketing, and other expenses at least until we complete the development of the technology and market acceptance begins.

Significant Customers
The Company had two customers with significant net sales for year ended September 30, 2005. The following customers: Universal Hospital Services and Biopac Systems, Inc. had sales of greater than 10%. There were no customers that accounted for more than 10% of net sales for the year ended September 30, 2004. For the period from May 1, 2003 to September 30, 2003, one customer accounted for approximately 27% of net sales and another customer accounted for approximately 13% of net sales. During the year ended April 30, 2003, one customer accounted for approximately 36% of net sales.
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS
Operating lease commitments	$458,287	$187,087	$271,200

Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company believes this new standard will not have a material effect.
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first quarter of fiscal year 2006. The Company expects the adoption of this standard to have a comparable impact on future earnings as disclosed in the Stock-Based Compensation section of footnote 2.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
Due to the fact that all of our international sales are transacted in U.S. dollars, we are not exposed to the market risks associated with foreign currency exchange and fluctuations. In the future if we enter into contracts or sales with international customers that expose us, we will address the risk at that time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Medwave, Inc.
Financial Statements
As of September 30, 2005 and 2004, and for the Years Ended September 30, 2005 and 2004,
the Five Months Ended September 30, 2003 and the Year Ended April 30, 2003

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Medwave, Inc.
Danvers, Massachusetts
We have audited the accompanying balance sheets of Medwave, Inc. as of September 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended September 30, 2005 and 2004, for the period from May 1, 2003 to September 30, 2003, and for the year ended April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at September 30, 2005 and 2004, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004, for the period from May 1, 2003 to September 30, 2003 and for the year ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.
Carlin, Charron & Rosen, LLP
Westborough, Massachusetts
December 12, 2005

Medwave, Inc.
Balance Sheets

	September 30,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,424,078	$4,793,326
Accounts receivable, net of allowance for doubtful accounts of $26,317 and $30,000 for 2005 and 2004, respectively	315,081	176,503
Inventories, net	443,788	393,039
Prepaid expenses	81,659	62,351

Total current assets	6,264,606	5,425,219

Property and equipment:
Research and development equipment	33,344	31,535
Office equipment	155,910	114,174
Manufacturing and engineering equipment	529,912	285,937
Sales and marketing equipment	71,540	113,482
Leasehold improvements	71,109	41,913
Demonstration equipment	25,418	6,257

	887,233	593,298
Accumulated depreciation	(431,942)	(434,798)

Property and equipment, net	455,291	158,500

Patents	—	1,917

Total assets	$6,719,897	$5,585,636

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued expenses	$593,006	$342,879
Accrued payroll and other related expenses	103,973	113,851
Deferred revenue	77,826	60,197

Total current liabilities	774,805	516,927

Commitments (Note 4)

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares - September 30, 2005 -11,475,416 September 30, 2004 -10,058,916	114,754	100,589
Additional paid in capital	34,360,596	29,350,188
Accumulated deficit	(28,530,258)	(24,382,068)

Total stockholders’ equity	5,945,092	5,068,709

Total liabilities and stockholders’ equity	$6,719,897	$5,585,636

See accompanying notes to financial statements.

Medwave, Inc.
Statements of Operations

	Year Ended		5 Months Ended	Year Ended
	September 30,		September 30,	April 30,
	2005	2004	2003	2003

Revenue:
Net Sales	$1,172,246	$863,851	$436,692	$1,148,745

Operating expenses:
Cost of sales and production	823,635	599,054	251,479	683,812
Research and development	1,170,251	505,107	156,798	520,716
Sales and marketing	2,176,804	1,688,252	586,107	1,400,356
General and administrative	1,283,029	906,867	429,049	704,308

Total operating expenses:	5,453,719	3,699,280	1,423,433	3,309,192

Operating loss	(4,281,473)	(2,835,429)	(986,741)	(2,160,447)

Other income:
Interest income	133,283	29,667	5,877	26,245
Loss on disposal of equipment	—	(25,302)	—	—

Net loss	$(4,148,190)	$(2,831,064)	$(980,864)	$(2,134,202)

Net loss per share — basic and diluted	$(0.38)	$(0.29)	$(0.11)	$(0.28)

Weighted average number of common and common equivalent shares outstanding	10,938,624	9,622,191	8,662,926	7,622,971

See accompanying notes to financial statements.

Medwave, Inc.
Statement of Changes in Stockholders’ Equity

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at April 30, 2002	7,250,916	$72,509	$21,679,596	$(18,435,938)	$3,316,167
Private Placement of Common Stock, in January 2003 at $1.25 per share, net of expenses	1,400,000	14,000	1,683,009	—	1,697,009
Net Loss	—	—	—	(2,134,202)	(2,134,202)

Balance at April 30, 2003	8,650,916	86,509	23,362,605	(20,570,140)	2,878,974
Exercise of Stock Options	93,750	938	78,099	—	79,037
Net Loss	—	—	—	(980,864)	(980,864)

Balance at September 30, 2003	8,744,666	87,447	23,440,704	(21,551,004)	1,977,147
Exercise of Stock Options	194,250	1,942	377,841	—	379,783
Exercise of Stock Warrants	10,000	100	42,400	—	42,500

Private Placement of Common Stock, in January, 2004 at $5.00 per share, net of expenses	1,110,000	11,100	5,489,243	—	5,500,343
Net Loss	—	—	—	(2,831,064)	(2,831,064)

Balance at September 30, 2004	10,058,916	100,589	29,350,188	(24,382,068)	5,068,709
Exercise of Stock Options	116,500	1,165	253,670	—	254,835
Private Placement of Common Stock, in February, 2005 at $4.00 per share, net of expenses	1,300,000	13,000	4,756,738	—	4,769,738
Net Loss	—	—	—	(4,148,190)	(4,148,190)

Balance at September 30, 2005	11,475,416	$114,754	$34,360,596	$(28,530,258)	$5,945,092

See accompanying notes to financial statements.

Medwave, Inc.
Statements of Cash Flows

	Year Ended		5 Months Ended	Year Ended
	September, 30		September 30,	April 30,
	2005	2004	2003	2003

Operating activities
Net loss	$(4,148,190)	$(2,831,064)	$(980,864)	$(2,134,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,252	36,079	11,392	41,320
Loss on disposal of equipment	—	25,302	—	—
Changes in operating assets and liabilities:
Accounts receivable	(138,578)	56,173	62,115	(11,677)
Inventories	(50,749)	11,267	(134,188)	(17,620)
Prepaid expenses	(19,308)	(8,335)	49,883	39,398
Accounts payable and other accrued expenses	250,127	(37,501)	70,200	57,453
Accrued payroll and related expenses	(9,878)	47,057	(34,509)	20,206
Deferred income	17,629	22,112	(765)	(110,775)

Net cash used in operating activities	(4,049,695)	(2,678,910)	(956,736)	(2,115,897)

Investing activities
Patent expenditures	—	(1,917)	—	—
Purchase of property and equipment	(344,126)	(143,121)	(25,302)	(31,514)

Net cash used in investing activities	(344,126)	(145,038)	(25,302)	(31,514)

Financing activities
Net proceeds from issuance of Common Stock	5,024,573	5,922,626	79,037	1,697,009

Net cash provided by financing activities	5,024,573	5,922,626	79,037	1,697,009

Increase (decrease) in cash and cash equivalents	630,752	3,098,678	(903,001)	(450,402)
Cash and cash equivalents at beginning of period	4,793,326	1,694,648	2,597,649	3,048,051

Cash and cash equivalents at end of period	$5,424,078	$4,793,326	$1,694,648	$2,597,649

See accompanying notes to financial statements.

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
1. Business Activity
Medwave, Inc. (the Company) is engaged exclusively in the development, manufacturing, and marketing of a proprietary, noninvasive system that monitors arterial blood pressure, and in the development of related technology and products. Utilizing the Company’s proprietary technology, the VASOTRAC® system monitors blood pressure continually, providing new readings approximately every 15 heartbeats. In 1997, the Company began development of a hand-held blood pressure measurement device. This hand-held device is based upon the technology used in the Vasotrac System, and was introduced to the market in 2001 as the Vasotrax Handheld Monitor. As we continue to meet customer needs, the Primo TM spot blood pressure monitoring system was developed in 2005 in order to provide an automated handheld device. The Company has also recently developed Legato TM , an OEM module version of the VASOTRAC® monitor. The Company plans on introducing additional products during 2006 in an effort to meet stated customer demands.
The Company has a fiscal year that begins on October 1 and ends on September 30. The Company emerged from the development stage during the year ended April 30, 2003. Subsequent to April 30, 2003, the board of directors approved a plan to change the fiscal year to October 1 through September 30. The reason for making this change is to align the Company’s business cycles with the business cycles of its customers.
In May 2003, the shareholders voted to re-incorporate the Company under the laws of the State of Delaware.
2. Management’s Plans Concerning Cash Flows and Ongoing Operations
The Company continues to experience net losses and has an accumulated deficit of $28,530,258 through September 30, 2005. The Company believes that net proceeds from its private placements completed in January 2003, January 2004, and February 2005 (see Note 6) together with achieving its operating budget for 2006 will be sufficient to fund its operations through at least December 31, 2006. There can be no assurance, however, that the Company’s operations will be sustained or be profitable in the future, or that the Company’s product development and marketing efforts will be successful.
3. Summary of Significant Accounting Policies
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
Inventories
Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following at September 30 :

	2005	2004

Raw materials	$343,467	$277,726
Finished goods	125,321	140,313
Obsolescence reserve	(25,000)	(25,000)

Total	$443,788	$393,039

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets as follows:

Research and development equipment	3 – 5 years
Office equipment	3 – 7 years
Manufacturing and engineering equipment	18 months to 5 years
Sales, and marketing and demonstration equipment	18 months to 5 years
Leasehold improvements are amortized over the related lease term or estimated useful life of the assets, whichever is shorter.
Depreciation and amortization expense related to property and equipment expense was $46,379 and $36,079 for the years ended September 30, 2005 and 2004, respectively, $11,392 for the five-month period ended September 30, 2003, and $41,320 for the year ended April 30, 2003.
Income Taxes
Income taxes are accounted for under the liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted laws and rates that will be in effect when the differences are expected to reverse. A valuation allowance is provided when management believes it is more likely than not that some or all of the deferred tax assets will not be realized.
Revenue Recognition
The Company recognizes revenue upon product shipment, provided that there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. Revenue from multi-year contracts is deferred until obligations under those contracts are met throughout the duration of the contract.
Research and Development Costs
Research and development expenses include payroll, employee benefits and other costs associated with product development. This cost also includes expenses incurred from third party design and development. All research and development costs are charged to operations as incurred.
Product Warranty Cost
The Company’s policy is to make provisions in the year of sale for the estimated future repair costs on products covered by warranty. It records an estimate for warranty-related costs based on actual, historical return rates, anticipated return rates, and repair costs at the time of sale. Currently, warranty reserve of $25,840 is included in accounts payable and other accrued expenses.

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
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
Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years:

			Period from
			May 1, 2003 to
	September 30,	September 30,	September 30,	April 30,
	2005	2004	2003	2003

Risk-free interest rates	4.14 - 4.17%	3.83 - 4.73%	3.96%	3.57 - 3.98%
Dividend yield	0%	0%	0%	0%
Volatility factors	20.75 - 40.67%	57%	59.06- 83.19%	160%
Weighted average fair value of Options granted per share	$1.32	$2.77	$0.70	$2.94

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

			Period from
			May 1, 2003 to
	September 30,	September 30,	September 30,	April 30,
	2005	2004	2003	2003

Net loss as reported	$(4,148,190)	$(2,831,064)	$(980,864)	$(2,134,202)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—

Deduct: Total stock-based employee compensation determined under fair value method for all awards	(674,983)	(616,304)	(331,673)	(470,466)

Pro forma net loss	$(4,823,173)	$(3,447,368)	$(1,312,537)	$(2,604,668)

Basis and diluted loss per share
As reported	$(0.38)	$(0.29)	$(0.11)	$(0.28)
Pro forma	$(0.44)	$(0.36)	$(0.15)	$(0.34)
Impairment of Long-Lived Assets
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $149,179 and $68,214 for the years ended September 30, 2005 and 2004, respectively, $54,458 for the five-months ended September 30, 2003, and $105,295 for the year ended April 30, 2003.
Shipping and Handling
The Company classifies shipping and handling costs as costs of goods sold. Shipping costs are defined as the costs to get the finished product from the seller to the buyer. Handling costs are defined as the costs to store, move, and prepare finished goods for shipment. All amounts billed to a customer in a sale transaction are classified as revenues.
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of September 30, 2005 is adequate. However, actual write-offs may exceed the recorded allowance.

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
4. Lease Commitments
The Company leases its office, research and development, sales, and production facilities under operating leases that expire April 2007 in Massachusetts and June 2010 in Minnesota. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company in Minnesota and are included in the Massachusetts lease. Total rent expense under operating leases was $149,179 and $94,253 for the years ended September 30, 2005 and 2004, respectively, $34,402 for the five-months ended September 30, 2003, and $80,160 for the year ended April 30, 2003.
     Future minimum rental payments required under leases that have remaining terms in excess of one year as of September 30, 2005 are as follows:

2006	$187,087
2007	157,494
2008	113,706
2009	115,089
2010	87,106

$660,482

5. Income Taxes
At September 30, 2005, the Company had net operating loss carryforwards of approximately $28,200,000 and research and development tax credit carryforwards of approximately $659,000. These carryforwards are available to offset future taxable income expiring at various dates through 2025.
The Company’s ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.
No income taxes were paid for the years ended September 30, 2005 and 2004, the period from May 1, 2003 to September 30, 2003 and for the year ended April 30, 2003.
Components of estimated deferred tax assets are as follows at September 30:

	2005	2004

Net operating loss carryforwards	$10,742,000	$9,163,000
Research and development credit carryforwards	659,000	633,000
Other	(88,000)	(99,000)
Less valuation allowance	(11,313,000)	(9,697,000)

Net deferred tax assets	$—	$—

The Federal and state income tax benefit computed at the statutory rates is offset by the valuation allowance of the deferred tax assets as it is more likely than not that future taxable income will not be sufficient to utilize the deferred tax assets.

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
6. Stockholders’ Equity
Common stock: On September 29, 2003, the Company’s Board of Directors adopted a Shareholder Rights Plan. In connection with the Shareholder Rights Plan, the Board of Directors declared a dividend distribution of one common stock purchase right for each outstanding share of common stock to stockholders of record as of the close of business day on September 30, 2003. Initially, these rights are not exercisable and trade with the shares of the Company’s common stock. Under the Shareholder Rights Plan, the rights generally become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the common stock of Medwave, or if a person commences a tender offer that would result in that person owning 15% or more of the common stock of Medwave. Under the Shareholder Rights Plan, a stockholder of Medwave who beneficially owns 15% or more of the Company’s common stock as of September 30, 2005 generally will be deemed an “acquiring person” if such stockholder acquires additional shares of the Company’s common stock. In the event that a person becomes an “acquiring person” or is declared an “adverse person” by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of common stock equivalent to a value of twice the then-current exercise price of the right. If Medwave is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value twice the exercise price of the right.
In January 2003, the Company sold 1,400,000 shares of its common stock in a private placement for $1.25 per share, resulting in net proceeds of $1,697,009.
In January 2004, the Company sold 1,110,000 shares of its common stock in a private placement for $5.00 per share, resulting in net proceeds of $5,500,343.
In February 2005, the Company sold 1,300,000 shares of common stock in a private placement for $4.00 per share, resulting in net proceeds of $4,769,738.
Stock Options and Warrants: The Company has a stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares of common stock currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year terms and vest annually over a four year term and become fully exercisable at the end of four years of continued employment.
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

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
Option activity is summarized as follows:

	Shares		Weighted Average
	Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
Balance at April 30, 2002	770,000	1,109,000	$4.06
Granted	(284,000)	284,000	0.81
Exercised	—	—	—
Canceled	90,000	(90,000)	6.96

Balance at April 30, 2003	576,000	1,303,000	3.22
Granted	(500,500)	500,500	3.15
Exercised	—	(93,750)	0.84
Canceled	32,500	(32,500)	1.46

Balance at September 30, 2003	108,000	1,677,250	3.37
Reserved for issuance	250,000	—	—
Granted	(178,000)	178,000	5.18
Exercised	—	(194,250)	1.96
Canceled	67,500	(67,500)	6.08

Balance at September 30, 2004	247,500	1,593,500	3.36
Granted	(241,000)	241,000	3.95
Exercised	—	(116,500)	2.19
Canceled	165,250	(165,250)	3.13

Balance at September 30, 2005	171,750	1,552,750	3.84

The following table summarizes information about the stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.74 - 0.80	222,000	7 years	$.74	166,500	$.74
1.14 - 1.60	178,500	6 years	1.48	126,250	1.50
2.04 - 2.25	153,750	7 years	2.06	75,250	2.07
3.00-4.75	656,000	8 years	4.19	243,750	4.27
5.06-7.13	275,500	7 years	6.63	254,500	6.72
8.94- 10.00	67,000	2 years	9.50	52,000	9.66

	1,552,750	6.2 years		918,250

Options outstanding expire at various dates during the period from 2006 through 2015. The number of options exercisable as of September 30, 2005, September 30, 2004, September 30, 2003 and April 30, 2003, was 918,250 850,750, 741,500 and 731,750 respectively at weighted average exercise prices of $4.05, $4.12, $4.18 and $4.01 per share, respectively.

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
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
7. Segment Reporting
The Company’s business activities are aggregated into one reportable segment, given the similarities of economic characteristics between the activities and the common nature of the Company’s products and customers. The total sales outside the United States account for approximately 4%, 20%, and 42% of the Company’s sales in fiscal years ended September 30, 2005, September 30, 2004, and April 30, 2003, and 32% for the period from May 1, 2003 to September 30, 2003, respectively.
8. Concentrations and Significant Customers
Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits
The Company has cash on deposit with a bank, which exceeds federally insured limits by approximately $5,324,000 as of September 30, 2005. The Company has not experienced any losses in such accounts, and management believes they are not exposed to any significant credit risk on cash.
Significant Customers
The Company had two customers with significant net sales for year ended September 30, 2005. There were no customers that accounted for more than 10% of net sales for the year ended September 30, 2004. For the period from May 1, 2003 to September 30, 2003, one customer accounted for approximately 27% of net sales and another customer accounted for approximately 13% of net sales. During the year ended April 30, 2003, one customer accounted for approximately 36% of net sales.
9. Valuation and Qualifying Accounts
The following is a summary of the Company’s valuation and qualifying account activity:

	Balance at		Credit	Balance
	Beginning of	Charged to Costs	Accounts	End of
	Period	and Expenses	Receivable	Period
Allowance for doubtful accounts receivable — Trade for the year ended:
September 30, 2005	$30,000	—	$3,683	$26,317
September 30, 2004	20,000	$10,000	—	30,000
May 1, 2003 to Sept 30, 2003	15,000	5,000	—	20,000
April 30, 2003	18,013	5,519	8,532	15,000

Medwave, Inc.
Notes to Financial Statements
September 30, 2005
10. Pension Plan
The Company adopted a simplified employee pension plan that is open to participation by all eligible employees. The plan states, among other things, that the Company will match up to the first three percent of the employee’s salary contribution. Pension expense was $23,069 and $11,342 for the year ended September 30, 2005 and 2004, respectively, $2,943 for the five months ended September 30, 2003, and $7,282 for the year ended April 30, 2003.
11. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
September 30, 2005	Quarter	Quarter	Quarter	Quarter
Net sales	$301,991	$239,449	$202,030	$428,776
Operating loss	(882,065)	(1,056,927)	(1,400,570)	(941,911)
Net loss	(866,600)	(1,026,635)	(1,356,558)	(898,397)
Basic and diluted net loss per share	(.09)	(.10)	(.12)	(.08)

September 30, 2004
Net sales	$224,927	$211,856	$223,611	$203,457
Operating loss	(545,063)	(680,649)	(785,986)	(823,731)
Net loss	(568,365)	(673,401)	(777,832)	(811,466)
Basic and diluted net loss per share	(.06)	(.07)	(.08)	(.08)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
ITEM 9A: CONTROLS AND PROCEDURES:
As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (who is also the Company’s Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including CEO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ending September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION:
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
The information in this Item is incorporated by reference to the Company’s Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION.
The information in this Item is incorporated by reference to the Company’s Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information in this Item is incorporated by reference to the Company’s Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information in this Item is incorporated by reference to the Company’s Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following Financial Statements, Notes thereto and Independent Auditors’ Reports are set forth under Item 8:

Report of Independent Registered Public Accounting Firm
Audited Financial Statements
Balance Sheets
Statements of Operations
Statement of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(a)(2)	No Financial Statements Schedules are included herein, because either the amounts are not sufficient to require submission of the schedules or because the information is included in the financial statements or notes thereto.

(a)(3)	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amendment of Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws. (1)

3.4	Amendments to Bylaws. (2)

4.1	Shareholder Rights Plan dated September 29, 2003. (11)

10.1	2004 Amended and Restated Stock Option Plan. * (4)

10.2	Form of Incentive Stock Option Agreements. * (9)

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors. * (9)

10.4	Letter agreement of employment with Timothy O’Malley dated September 9, 1999 and amendment dated September 16, 1999. * (5)

10.5	Critical Care Concepts Distributor Agreement. (5)

10.6	Agreement of Lease extension dated November 30, 1999 between the Company and AMB Property, L.P. (7)

10.7	Agreement of Lease extension dated March 21, 2002, between the Company and AMB Property, L.P. (8)

10.8	Agreement of Lease dated December 20, 2001 between the Company and Hawthorne North Realty Trust. (8)

10.9	Second Lease Modification and Extension Agreement dated April 12, 2004 between the Company and AMB Property, L.P. (9)

10.10	Commercial Lease dated April 12, 2004 between the Company and Hawthorne North Realty. (9)

10.11	The Agreement and Plan of Merger by and between Medwave, Inc., a Minnesota Corporation and Medwave, Inc., a Delaware Corporation dated as of April 30, 2003. (8)

10.12	Supply Agreement entered into September 14, 2000 by and between the Registrant and Nihon Kohden Corporation. (8)

Exhibit
Number	Description

10.13	Code of Ethics. (9)

10.14	Severance Agreement with Timothy J. O’Malley dated June 4, 2004. * (9)

10.15	Amendment to Commercial Lease dated January 20, 2005 between the Company and Hawthorne North Realty Trust. (10)

10.16	Third Lease Modification and Extension Agreement dated January 26, 2005 between the Company and AMB Property, L.P. (10)

23.1	Consent of Carlin, Charron & Rosen, LLP. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

*	These Items identify a management contract or compensatory plan.

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Reg. No. 33-96878C

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Reg. No. 333-103477

(3)	Filed herewith.

(4)	Incorporated by reference to Medwave, Inc.’s Schedule 14A filed on March 9, 2004.

(5)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

(6)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(7)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

(8)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(11)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDWAVE, INC.

Date: December 15, 2005	By	/s/ Timothy J. O’Malley

Timothy J. O’Malley, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. O’Malley	President, CEO, and Director	December 15, 2005

Timothy J. O’Malley	(principal executive officer and principal financial officer)

/s/ William D. Corneliuson	Chairman	December 15, 2005

William D. Corneliuson

/s/ Solomon Aronson	Director	December 15, 2005

Solomon Aronson

/s/ Frank A. Katarow	Director	December 15, 2005

Frank A. Katarow

/s/ John L. Miclot	Director	December 15, 2005

John L. Miclot

Medwave, Inc.
EXHIBIT INDEX
to
FORM 10-K FOR FISCAL YEAR ENDED SEPTEMBER 30, 2005

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amendment of Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws. (1)

3.4	Amendments to Bylaws. (2)

4.1	Shareholder Rights Plan dated September 29, 2003. (11)

10.1	2004 Amended and Restated Stock Option Plan. * (4)

10.2	Form of Incentive Stock Option Agreements. * (9)

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors. * (9)

10.4	Letter agreement of employment with Timothy O’Malley dated September 9, 1999 and amendment dated September 16, 1999. * (5)

10.5	Critical Care Concepts Distributor Agreement. (5)

10.6	Agreement of Lease extension dated November 30, 1999 between the Company and AMB Property, L.P. (7)

10.7	Agreement of Lease extension dated March 21, 2002, between the Company and AMB Property, L.P. (8)

10.8	Agreement of Lease dated December 20, 2001 between the Company and Hawthorne North Realty Trust. (8)

10.9	Second Lease Modification and Extension Agreement dated April 12, 2004 between the Company and AMB Property, L.P. (9)

10.10	Commercial Lease dated April 12, 2004 between the Company and Hawthorne North Realty. (9)

10.11	The Agreement and Plan of Merger by and between Medwave, Inc., a Minnesota Corporation and Medwave, Inc., a Delaware Corporation dated as of April 30, 2003. (8)

10.12	Supply Agreement entered into September 14, 2000 by and between the Registrant and Nihon Kohden Corporation. (8)

10.13	Code of Ethics. (9)

10.14	Severance Agreement with Timothy J. O’Malley dated June 4, 2004. * (9)

10.15	Amendment to Commercial Lease dated January 20, 2005 between the Company and Hawthorne North Realty Trust. (10)

10.16	Third Lease Modification and Extension Agreement dated January 26, 2005 between the Company and AMB Property, L.P. (10)

23.1	Consent of Carlin, Charron & Rosen, LLP. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

*	These Items identify a management contract or compensatory plan.

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Reg. No. 33-96878C

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Reg. No. 333-103477

(3)	Filed herewith.

(4)	Incorporated by reference to Medwave, Inc.’s Schedule 14A filed on March 9, 2004.

(5)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

(6)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.

(7)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

(8)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(9)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(10)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(11)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.