Form 10-Q
period 2005-12-31
MEDWAVE INC
filed 2006-02-14
CIK 876043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of January 31, 2006 the issuer had 11,475,416 shares of Common Stock outstanding.

Medwave, Inc.
Form 10-Q

A. PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Medwave, Inc.
Balance Sheets

	December 31	September 30
	2005	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$4,203,066	$5,424,078
Accounts receivable, net	191,001	315,081
Inventories, net	538,674	443,788
Prepaid expenses	109,576	81,659

Total current assets	5,042,317	6,264,606

Property and equipment:
Research and development equipment	36,814	33,344
Office equipment	157,006	155,910
Manufacturing and engineering equipment	779,232	529,912
Sales and marketing equipment	71,540	71,540
Leasehold improvements	71,109	71,109
Demonstration equipment	25,418	25,418

	1,141,119	887,233
Accumulated depreciation and amortization	(450,930)	(431,942)

Total net property and equipment	690,189	455,291

Total assets	$5,732,506	$6,719,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$511,695	$593,006
Accrued compensation	87,325	103,973
Deferred revenue	72,954	77,826

Total current liabilities	671,974	774,805

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares- December 31, 2005 - 11,475,416 September 30, 2005 -11,475,416	114,754	114,754
Additional paid in capital	34,474,744	34,360,596
Accumulated deficit	(29,528,966)	(28,530,258)

Total stockholders’ equity	5,060,532	5,945,092

Total liabilities and stockholders’ equity	$5,732,506	$6,719,897

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Operations
(Unaudited)

	Three months ended December 31,
	2005	2004

Revenue:
Net Sales	$247,586	$301,991

Operating expenses:
Cost of sales and production	166,471	285,683
Research and development	229,342	147,392
Sales and marketing	476,602	527,825
General and administrative	415,447	223,156

Total Operating expenses:	1,287,862	1,184,056

Operating loss	(1,040,276)	(882,065)

Other income (expense):
Interest income	41,568	15,465

Net loss	$(998,708)	$(866,600)

Net loss per share — Basic and diluted	$(0.09)	$(0.09)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	11,475,416	10,058,916

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended December 31,
	2005	2004

Operating activities
Net loss	$(998,708)	$(866,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	114,148	—
Depreciation and amortization	18,988	9,381
Loss on disposal of equipment	—	—
Changes in operating assets and liabilities:
Accounts receivable	124,080	20,689
Inventories	(94,886)	68,880
Prepaid expenses	(27,917)	(46,605)
Accounts payable	(81,311)	57,151
Accrued compensation	(16,648)	(45,072)
Deferred revenue	(4,872)	8,790

Net cash used in operating activities	(967,126)	(793,386)

Investing Activities
Purchase of property and equipment	(253,886)	(22,925)

Net cash used in investing activities	(253,886)	(22,925)

Decrease in cash and cash equivalents	(1,221,012)	(816,311)
Cash and cash equivalents at beginning of period	5,424,078	4,793,326

Cash and cash equivalents at end of period	$4,203,066	$3,977,015

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Notes to Unaudited Financial Statements
December 31, 2005
1.	Basis of Presentation

The financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

2.	Inventories

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	December 31,	September 30,
	2005	2005
Raw materials	$447,400	$343,467
Finished goods	116,274	125,321
Obsolescence reserve	(25,000)	(25,000)

Total	$538,674	$443,788

3.	Stockholders’ Equity

A summary of changes in stockholders’ equity for the three months ended December 31, 2005 is as follows:

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at September 30, 2005	11,475,416	$114,754	$34,360,596	$(28,530,258)	$5,945,092
Exercise of Stock Options	—	—	—	—	—
Share Based Compensation	—	—	114,148	—	114,148
Net Loss	—	—	—	(998,708)	(998,708)

Balance at December 31, 2005	11,475,416	$114,754	$34,474,744	$(29,528,966)	$5,060,532

Share-based payment
Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
The following table presents share-based compensation expenses in the Company’s unaudited statements of operations:

Three months ended
December 31,
2005
Cost of sales and production	$2,035
Research and development	16,918
Sales and marketing	26,385
General and administrative	68,810

Net share-based compensation expense	$114,148

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three months ended
December 31,
2005
Expected option term (1)	6.25 years
Expected volatility factor (2)	66.50%
Risk-free interest rate (3)	4.14%
Expected annual dividend yield	0.0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical monthly price changes of the Company’s common stock over the most recent ten years, which is the contractual term of the option awards.

(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The Company did not recognize compensation expense for employee stock option grants for the three months ended December 31, 2004, since the Company had previously adopted the provisions of SFAS 123, through disclosure only. The following illustrates the effects on net income and earnings per share for the three months ended December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

Three months ended
December 31,
2004
Net loss as reported	$(866,600)
Add: Employee compensation expense for options recorded in net loss	—
Less: Total employee compensation expense for options determined under the fair value method	(119,783)

Pro forma net loss	$(986,383)

Basic and diluted loss per share
As reported	$(0.09)
Pro forma	$(0.10)
There were no stock option grants during the three months ended December 31, 2004.

Stock Incentive Plans
At December 31, 2005, the Company had one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year contractual terms and vest annually over a four-year term and become fully exercisable at the end of four years of continued employment. The options are not transferable except by will or domestic relations order.
At December 31, 2005, there were 164,250 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions from September 30, 2005 to the present:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term

Balance at September 30, 2005	1,552,750	3.84	6.2
Granted	17,500	2.80
Exercised	—	—
Canceled	(10,000)	3.64

Balance at December 31, 2005	1,560,250	3.80	6.3

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted
	Number of	Average of	Average		Average
Range of	Shares	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contract Life	Price	Exercisable	Price
$0.74 - 0.80	222,000	7 years	$0.74	166,500	$0.74
1.14 - 1.60	178,500	6 years	1.48	133,750	1.48
2.04 - 2.25	171,250	8 years	1.85	75,250	2.07
3.00 - 4.75	646,000	8 years	4.20	243,750	4.27
5.06 - 7.13	275,500	7 years	6.63	258,375	6.70
8.94 - 10.00	67,000	2 years	9.50	67,000	9.50

	1,560,250	6.3 years	3.80	944,625	4.11

The aggregated intrinsic value of options outstanding and vested at December 31, 2005 was $3,765,940 and $2,549,821 respectively.

     The following table summarizes the status of Company’s non-vested options since September 30, 2005:

	Non-Vested Options
		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at September 30, 2005	634,500	2.18
Granted	17,500	1.81
Vested (with intrinsic value of $250,095)	(26,375)	6.26
Forfeited	(10,000)	1.00

Non-vested at December 31, 2005	615,625	1.98

As of December 31, 2005, there was $1,216,119 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 2.8 years.
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
3. Net Loss Per Share
Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 3,174,200 and 3,184,950 as of December 31, 2005 and 2004, respectively.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Medwave, Inc. (the “Company”) or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered “forward-looking statements” and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, have affected and, in the future, could affect the Company’s actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac system, the Primo hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company’s products, the Company’s success in creating effective distribution channels for its products, the Company’s ability to scale up its manufacturing process, the magnitude of orders under the Company’s agreement with Nihon Kohden, Zoll Medical and Analogic Corp., the Company’s ability to enter into additional agreements, delays in product development or enhancement or regulatory approval, and other factors detailed from time to time in the Company’s reports filed with the SEC, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 filed with the SEC on December 15, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month periods ended December 31, 2005 and 2004. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the SEC on December 15, 2005.
Overview
Operating revenue was $247,600 and $302,000 for the three-month periods ended December 31, 2005 and 2004, respectively, a decrease of 18%; however, the backorder carryover at December 31, 2005 was $74,000, as a result of inventory management issues related to the Vasotrac monitor. This was the result of several components becoming more difficult to obtain. Revenue from the North American market was approximately $229,900 and $242,500 for the three-month periods ended December 31, 2005 and 2004, respectively, representing a decrease of 5%. Revenue generated from patient monitors decreased 4% to $184,900 for the three-month period ended December 31, 2005 compared to $193,400 for the three-month period ended December 31, 2004, with approximately $63,000 of the backlog associated to monitors. Revenue from international markets was approximately $17,700 and $59,500 for the three-month periods ended December 31, 2005 and 2004, respectively, representing a decrease of 70%. All international sales are transacted in U.S. dollars.
On February 2, 2006, Medwave, Inc. received 510(k) clearance from the Food and Drug Administration (FDA) on our newest generation of hand held devices – Primo™. Primo is a Portable Wrist Non-Invasive Spot Blood Pressure Measurement System. This approval allows Medwave to distribute and sell this new equipment in the United States point of care blood pressure markets. This point of care market is estimated to be greater than $600 million annually.
On July 20, 2005, Medwave, Inc. was presented with Frost & Sullivan’s 2005 Customer Value Enhancement Award in recognition of our innovative technology, strategic partnerships, and outstanding performance in customer care within the non-invasive blood pressure monitoring market. The Frost & Sullivan CVE Award is presented each year to the company that has best demonstrated the ability to expand its customer base, while maintaining its existing install base, with more innovative value creation and enhancement strategies than competing vendors. This award recognizes the degree to which the company’s customer acquisition and service strategies have met customers’ needs and requirements.
During 2005 and 2006, Medwave has signed non-exclusive distributor agreements with third parties in order to increase market penetration of our product lines. The agreements provide coverage across territories in which a direct sales representative has not been assigned, but are closely managed by Medwave Territory Managers. The additional coverage includes the South-Atlantic states, Mid-Atlantic states, Northwestern states, and Mountain states. Furthermore, the Universal Hospital Services (UHS) distributor agreement signed in September 2005 allows their 120 sales professionals in 80 offices to sell or rent Medwave’s products across the United States, targeting hospital bariatric programs.

We continue to place a tremendous amount of management time and focus on other potential OEM agreements, distribution, sales channel expansion possibilities, and co-development opportunities. The scope of the discussions has increased as we pursue alternate avenues for Medwave to supply products and technology, including licensing, distribution, private labeling, and co-development opportunities. We believe that we have superior clinical validation across a multitude of clinical settings and on patients whose blood pressure measurements are traditionally very difficult to monitor. With this ongoing clinical validation and the growing market presence that we have created with our direct sales force and distributors, we believe that our technology has established significant momentum in the non-invasive blood pressure monitoring marketplace. Many of the clinical studies which have been performed, most notably the ones concerning obese, pediatric and emergency patients, have highlighted the benefits our technology brings to these challenging environments and patient types. Based on these activities, we are progressing with our business strategy to sell our products into the point-of-care (Primo) and low-end vital signs monitoring (Fusion, Vasotrac) markets, while simultaneously partnering with other companies regarding integration of our technology into their products to penetrate the mid-range and high-end physiologic patient monitoring markets. We believe that higher acuity care areas within healthcare have clinically accepted our technology, as evidenced by our Group Purchasing Agreements and the positive results from the studies and customer discussions within these areas. However, we also believe that the demand from these environments is more geared towards an integrated module of a larger more comprehensive bedside monitoring system. Hospitals have moved towards a “systems” approach in high acuity environments, and as a result, desire integrated parameters. The OEM module market is represented by new product sales as well as a very large installed volume of physiologic monitors. This market is estimated to generate approximately $250 million per year in revenue.
Our latest introduction is Primo. Primo is a portable handheld point-of-care blood pressure monitoring device designed to be able to take a blood pressure of an adult patient with wrist sizes of 11cm - 22cm, in settings where manual or automatic blood pressure measurements are required. The advantages of Primo include: ease of use, rapid in its ability to obtain readings, flexible across various patient populations, and cost effective for the customer. Primo can be applied with one hand in most cases, and activated with the same hand. Once activated, Primo takes blood pressure automatically and displays the results within 12 seconds on an accessible user screen. The benefits and performance capabilities of Primo offer economic benefits for our customers by increasing throughput of patients, allowing caregivers to potentially see more patients per day due to workflow improvements. Also, Primo is compact and lightweight and requires no calibration or routine maintenance allowing for significant cost savings compared to traditional automatic blood pressure cuff products. The ergonomics of Primo are unlike any other Medwave product ever produced. We hired an outside industry design firm, therefore the look of the Primo is as state-of-the-art as is its performance. We have invested in the ergonomics and user interface of Primo, as this is a platform product, Primo’s application and the environments in which it may be used could increase. We believe that Primo addresses all of the performance requirements and the aesthetics to become a leader within healthcare markets, specifically the $600 million per year point of care markets. One of our design goals with Primo was to create a product which has disruptive technological functions - while offering compelling economic advantages.
Results from clinical studies, which have been ongoing for the past few years, continue to be favorable. Medwave has been dedicated to proving that our technology is a better way to measure a person’s blood pressure, this has been consistently validated in 15 clinical studies, which have been published and/or presented regarding our technology. Some clinical studies remain incomplete or have been terminated due to changes in objective or personnel, but to date, we have not received negative results from any completed study. Several of the completed studies have been published in prominent medical journals. Following is an updated listing of these studies, along with others which are still in the process of being completed, presented and/or published.

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
We are developing new products for the future and have been working with clinical partners to test the functionality and validate our technology in various clinical settings. Currently, we are beginning the clinical validation process for Fusion, our vital signs monitor platform. The purpose of the clinical validation study was to compare the accuracy of the Fusion with an invasive arterial catheter. The Fusion does not comply with the United States FDA pre-market notification regulations. Medwave, Inc. does not intend to introduce the Fusion into commercial distribution at this time. The Fusion is an investigational device only. However, we have begun the Institutional Review Board (IRB) process and are hopeful to begin and complete clinical testing/validation process during 2006. At that time, we will prepare and submit our FDA 510(k) application.
General
As of December 31, 2005, Medwave employed 26 full-time employees and four part-time employees. We anticipate the hiring of additional employees within the next nine months, primarily in sales, business development, marketing, manufacturing, and support services. However, such requirements are subject to change and are highly dependent on the market acceptance of our products, our distribution methods, and existing employment market conditions.
Blood pressure or, more precisely, arterial pressure, is the pressure that the blood exerts against the interior of the arterial walls. The level of the pressure depends upon the strength of the heart’s contraction, the volume of blood in the circulatory system, the elasticity of the arteries, and the degree of capillary constriction impeding circulation. During the heart’s relaxation phase, the diastole, blood pressure falls. When the heart muscle contracts, the systole, blood pressure rises. Clinically, blood pressure is commonly reported as three different values. Systolic and diastolic pressures are the maximum and minimum pressures during a single cardiac cycle, respectively. Systolic pressure is also often referred to as contracting pressure, when the heart muscle is contracting and pumping blood through the blood vessels of the body. Diastolic pressure is also often referred to as the resting or relaxation pressure of the heart muscle. Mean pressure is the average pressure during the cardiac cycle.

Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The sensor, which is placed on the patient’s wrist measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. We currently have twenty-six (26) U.S. granted patents and seven (7) U.S. patent applications pending. We have also been granted ten (10) foreign patents and six (6) pending patent applications within the European Patent Office, India, and Japan. We believe that with the clinical validation, which has been and continues to be accomplished regarding our technology, the acceptance of our technology in some of the most prestigious medical centers in the United States, our ability to incorporate our technology into handheld devices and with the introduction of Primo, we will have the potential to compete for the very large and growing personal-use market for blood pressure monitoring in the future.
Medwave, Inc. develops, manufactures, and distributes sensor-based non-invasive blood pressure solutions. Its Primo™ Spot Blood Pressure Monitor, the Vasotrac® APM205A NIBP Monitor, the Vasotrac® APM205A Model DS, and the Legato™ OEM Module Developers Kit are new approaches to non-invasive blood pressure monitoring. Medwave has received the necessary regulatory clearances to market its technology in Europe, Asia, and the United States. Medwave is ISO13485/ISO9001/MDD93/42/EEC certified, and its products are CE marked. Among Medwave’s latest additions, the Legato™ OEM Developers Kit, is designed to introduce the innovative Vasotrac® technology to OEM designers. In addition, with the introduction of Primo, Medwave is poised to create significant disruption in the $600 million point of care non-invasive blood pressure market.
Recent Developments
Medwave Inc. received 510(k) clearance from the Food and Drug Administration (FDA) on our newest generation of hand held device – Primo™. Primo is a Portable and Automatic Wrist Non-Invasive Spot Blood Pressure Measurement System. This clearance allows Medwave to distribute and sell this new equipment in the United States healthcare markets. Medwave also intends and has the necessary regulatory clearances to sell and market Primo in the European Union countries. Primo is designed to be able to take a blood pressure of an adult patient with wrist sizes of 11cm - 22cm, in settings where manual or automatic blood pressure measurements are required. The advantages of Primo include: ease of use, rapid in its ability to obtain readings, flexible across various patient populations, and cost effective for the customer. Also, Primo is compact and lightweight and requires no calibration or routine maintenance. We believe that Primo addresses all of the performance requirements and the aesthetics to become a leader within healthcare markets.
Medwave has signed non-exclusive distributor agreements with third parties in order to increase market penetration of our product lines. Medwave Territory Managers in turn cover a larger geographic area of the United States by closely managing the sales representatives, sales agents, and distributors. The recent additional coverage consists of the South-Atlantic states, Mid-Atlantic states, Northwestern states, and Mountain states.
B. Results of Operations
The results of operations compares the three months ended December 31, 2005 and 2004. The analysis of liquidity and capital resources compares December 31, 2005 to September 30, 2005.
Operating revenue was $247,600 and $302,000 for the quarters ended December 31, 2005 and 2004, respectively, a decrease of 18%. This year-to-date decrease is due to a long lead-time on the reorder of the components for the Vasotrac unit that resulted in a total backorder amount of approximately $74,000. Service revenue also decreased due to a substantial service invoice recorded in December, 2004.

Cost of Sales and Production	December 31,	December 31,
	2005	2004

Cost of Sales and Production	$166,500	$285,700

Percent change from previous year: Incr/(Decr)	(41.7%)	—
Cost of sales and production was $166,500 and $285,700 for the quarters ended December 31, 2005 and 2004, respectively, a decrease of 41.7%. The majority of the decrease reflects a reclassification of employee expenses as job responsibilities shifted to functions that are not directly related to manufacturing activity. Overall material costs decreased based on volume purchasing resulting in a lower Cost of Goods Sold of 40% compared to 60% in the prior year.

Research and Development	December 31,	December 31,
	2005	2004

Research and Development	$229,300	$147,400

Percent change from previous year: Incr/(Decr)	55.6%	—
We incurred costs of $229,300 and $147,400 for research and development expenses for the quarters ended December 31, 2005 and 2004, respectively, an increase of 55.6%. The recognition of stock-based compensation expense added to research and development expenses by $16,900 with additional increases in salaries and outside services related to support of new product development. Also, facility expansion increased expenses such as rent, utilities, and supplies that are allocated based on space requirements.

Sales and Marketing	December 31,	December 31,
	2005	2004

Sales and Marketing	$476,600	$527,800

Percent change from previous year: Incr/(Decr)	(9.7%)	—
We incurred costs of $476,600 and $527,800 for sales and marketing for the quarters ended December 31, 2005 and 2004, respectively, a decrease of 9.7%. The recognition of stock-based compensation expense added to sales and marketing expenses by $26,400 but was offset by expanding our sales strategy of partnering with dealers and agents, creating a substantial decrease in salaries, benefits and travel expenses. Consulting fees increased approximately $25,000 for fees related to clinical and validation studies.

General and Administrative	December 31,	December 31,
	2005	2004

General and Administrative	$415,500	$223,200

Percent change from previous year: Incr/(Decr)	86.2%	—
We incurred costs of $415,500 and $223,200 for general and administrative expenses for the quarters ended December 31, 2005 and 2004, respectively, an increase of 86.2%. The recognition of stock-based compensation expense added to general and administrative expenses by

$68,800, which accounts for 30.8% of the noted increase. The allocation between employees and non-employee directors was $21,000 and $47,800, respectively. Salaries increased due to the addition of the Vice President of Finance and the reclassification of expenses pertaining to employees that are performing administrative tasks versus manufacturing activity. Other increases are reflected in the activity pertaining to legal fees, travel and IT maintenance.
Interest income was $41,600 and $15,500 for the quarters ended December 31, 2005 and 2004, respectively. This increase is a direct result of increased cash invested due to the February 2005 financing.
C. Liquidity and Capital Resources
Our cash and cash equivalents were $4,203,100 and $5,424,100 at December 31, 2005 and September 30, 2005. With the cash and cash equivalents of approximately $4,203,100, we believe that sufficient liquidity is available to satisfy our working capital needs through at least December 31, 2006.
In July 2005, we began to invest in manufacturing tooling to meet new product development requirements. The total cost to date is approximately $212,000 with approximately an additional $275,000 in tooling costs anticipated. In the second and third quarters of 2005, we incurred $27,000 to replace the obsolete IT communications system. This project was necessary to support growth and facilitate the smooth and concurrent processing of all our business functions. We anticipate spending approximately $25,000 more for upgrades to our computer equipment and software.
We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.
Cash flows used in operations increased to $967,100 for the three months ended December 31, 2005 from $793,400 for the three months ended December 31, 2004, an increase of $173,700. The majority of this increase was due to the costs associated with salaries, legal fees, outside services and facilities expense. The facilities expansion was in preparation of new product production and was comprised of rent, utilities, and general supplies. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation and share-based compensation expense.
Cash flows used in investing activities increased to $253,900 for the three months ended December 31, 2005 from $22,900 for the three months ended December 31, 2004. This increase reflects the substantial investment in our manufacturing tooling and the improvements to our IT communications system as mentioned in the preceding paragraphs.
There were no financing activities for the quarters ended December 31, 2005 and December 31, 2004.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption “Contractual Obligations” shows the amount of our operating lease payments by year.

Contractual Obligations
The following summarizes our contractual obligations at December 31, 2005 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS	3-5 YEARS

Operating lease commitments	$614,030	$187,984	$252,535	$173,511
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
Stock-Based Compensation
Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123 (R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The term “employee” as related to the calculation of Stock-Based Compensation includes Medwave’s employees and non-employee directors.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Impairment of Long-Lived Assets
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs may exceed the recorded allowance.
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
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with their audit for the year ended September 30, 2005, Carlin, Charron & Rosen LLP, our current independent registered public accounting firm, advised management and our Audit Committee that they noted no matters involving the internal control and its operations that they considered to be material weaknesses.
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

Date: February 14, 2006	Medwave, Inc.

	By:	/s/ Timothy J. O’Malley

Timothy J. O’Malley
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)