Form 10-Q
period 2006-03-31
MEDWAVE INC
filed 2006-05-04
CIK 876043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________  to  ____________
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
Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of April 27, 2006 the issuer had 13,094,280 shares of Common Stock outstanding.

Medwave, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Medwave, Inc.
Balance Sheets

	March 31	September 30
	2006	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,549,804	$5,424,078
Accounts receivable, net	372,037	315,081
Inventories, net	639,799	443,788
Prepaid expenses	148,369	81,659

Total current assets	8,710,009	6,264,606

Property and equipment:
Research and development equipment	36,814	33,344
Office equipment	165,531	155,910
Manufacturing and engineering equipment	789,437	529,912
Sales and marketing equipment	71,540	71,540
Leasehold improvements	71,109	71,109
Demonstration equipment	25,418	25,418

	1,159,849	887,233
Accumulated depreciation and amortization	(486,193)	(431,942)

Total net property and equipment	673,656	455,291

Total assets	$9,383,665	$6,719,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,046,963	$593,006
Accrued compensation	92,390	103,973
Deferred revenue	77,177	77,826

Total current liabilities	1,216,530	774,805

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares — March 31, 2006 - 13,094,280 September 30, 2005 -11,475,416	130,942	114,754
Additional paid in capital	38,668,390	34,360,596
Accumulated deficit	(30,632,197)	(28,530,258)

Total stockholders’ equity	8,167,135	5,945,092

Total liabilities and stockholders’ equity	$9,383,665	$6,719,897

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31		Six months ended March 31
	2006	2005	2006	2005
Revenue:
Net sales	$522,109	$239,449	$769,695	$541,440

Operating expenses:
Cost of sales and production	393,378	134,634	559,849	420,317
Research and development	239,254	318,859	468,596	466,251
Sales and marketing	520,791	490,899	997,393	1,018,724
General and administrative	526,103	351,984	941,550	575,140

Total operating expenses:	1,679,526	1,296,376	2,967,388	2,480,432

Operating loss	(1,157,417)	(1,056,927)	(2,197,693)	(1,938,992)

Interest income	54,186	30,292	95,754	45,757

Net loss	$(1,103,231)	$(1,026,635)	$(2,101,939)	$(1,893,235)

Net loss per share — Basic and diluted	$(0.09)	$(0.10)	$(0.18)	$(0.18)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	12,158,617	10,785,405	11,813,263	10,418,169

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.
Statements of Cash Flows
(Unaudited)

	Six months ended March 31,
	2006	2005
Operating activities
Net loss	$(2,101,939)	$(1,893,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	251,128	—
Depreciation and amortization	54,251	22,840
Loss on disposal of equipment	—	—
Changes in operating assets and liabilities:
Accounts receivable	(56,956)	7,751
Inventories	(196,011)	(40,183)
Prepaid expenses	(66,710)	(109,749)
Accounts payable	453,957	207,996
Accrued compensation	(11,583)	(31,269)
Deferred revenue	(649)	10,368

Net cash used in operating activities	(1,674,512)	(1,825,481)

Investing Activities
Purchase of property and equipment	(272,616)	(54,283)

Net cash used in investing activities	(272,616)	(54,283)

Financing Activities
Proceeds from issuance of common stock	4,072,854	4,910,648

Cash provided by financing activities	4,072,854	4,910,648

Increase in cash and cash equivalents	2,125,726	3,030,884
Cash and cash equivalents at beginning of period	5,424,078	4,793,326

Cash and cash equivalents at end of period	$7,549,804	$7,824,210

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.
Notes to Unaudited Financial Statements
March 31, 2006
1.	Basis of Presentation

The financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

2.	Inventories

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	March 31,	September 30,
	2006	2005
Raw materials	$512,152	$343,467
Finished goods	152,647	125,321
Obsolescence reserve	(25,000)	(25,000)

Total	$639,799	$443,788

3.	Stockholders’ Equity

A summary of changes in stockholders’ equity for the six months ended March 31, 2006 is as follows:

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at September 30, 2005	11,475,416	$114,754	$34,360,596	$(28,530,258)	$5,945,092
Private Placement — February 2006, Net of Issuance Costs	1,617,614	$16,176	$4,054,578	—	4,070,754
Exercise of Stock Options	1,250	12	2,088	—	2,100
Share Based Compensation	—	—	251,128	—	251,128
Net Loss	—	—	—	(2,101,939)	(2,101,939)

Balance at March 31, 2006	13,094,280	$130,942	$38,668,390	$(30,632,197)	$8,167,135

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
The following table presents share-based compensation expenses in the Company’s unaudited statements of operations:

	Three months ended	Six months ended
	March 31, 2006	March 31, 2006
Cost of sales and production	$2,035	$5,583
Research and development	16,918	34,538
Sales and marketing	26,385	57,195
General and administrative	68,809	153,812

Net share-based compensation expense	$114,147	$251,128

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended
March 31,
2006
Expected option term (1)	5.88 years
Expected volatility factor (2)	66.50%
Risk-free interest rate (3)	4.38%
Expected annual dividend yield	0.0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the weighted average of historical monthly price changes of the Company’s common stock over the most recent ten years, which is the contractual term of the option awards.

(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following illustrates the effects on net income and earnings per share for the three and six months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended	Six months ended
	March 31,	March 31,
	2005	2005
Net loss as reported	$(1,026,635)	$(1,893,235)
Add: Employee compensation expense for options recorded in net loss	—	—
Less: Total employee compensation expense for options determined under the fair value method	(127,012)	(246,795)

Pro forma net loss	$(1,153,647)	$(2,140,030)

Basic and diluted loss per share
As reported	$(0.10)	$(0.18)
Pro forma	$(0.11)	$(0.21)
Stock Incentive Plans
At March 31, 2006, the Company had one stock option plan that includes both incentive stock options and non-statutory stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year contractual terms, vest annually over a four-year term and become fully exercisable at the end of four years of continued employment. The options are not transferable except by will or domestic relations orders.

At March 31, 2006, there were 141,173 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions from September 30, 2005 to the present:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term
Balance at September 30, 2005	1,552,750	3.84	6.2
Granted	17,500	2.80
Exercised	—	—
Canceled	(10,000)	3.64

Balance at December 31, 2005	1,560,250	3.80	6.3
Granted	23,077	3.06
Exercised	(1,250)	1.68
Canceled	—	—

Balance at March 31, 2006	1,582,077	3.82	6.2

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted
	Number of	Average of	Average		Average
Range of	Shares	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contract Life	Price	Exercisable	Price
$0.74 - 0.80	222,000	6 years	$0.74	166,500	$0.74

1.14 - 1.60	178,000	6 years	1.48	150,000	1.49

2.04 - 2.80	170,500	8 years	2.13	75,750	2.07

3.00 - 4.75	669,077	8 years	4.16	279,750	4.30

5.06 - 7.13	275,500	7 years	6.63	260,250	6.69

8.94 - 10.00	67,000	2 years	9.50	67,000	9.50

	1,582,077	6.2 years	3.82	999,250	4.09

The aggregated intrinsic value of the total options outstanding and the vested and exercisable options at March 31, 2006 was $1,275,700 and $902,600 respectively. The intrinsic value of shares exercised during the three-month period ended March 31, 2006 was $2,012.

The following table summarizes the status of Company’s non-vested options since September 30, 2005:

	Non-Vested Options
		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at September 30, 2005	634,500	2.18
Granted	17,500	1.81
Vested (with no instrinsic value)	(26,375)	6.26
Forfeited	(10,000)	1.00

Non-vested at December 31, 2005	615,625	1.98
Granted	23,077	1.90
Vested (with instrinsic value of $22,263)	(55,875)	1.69
Forfeited	—	—

Non-vested at March 31, 2006	582,827	1.93

As of March 31, 2006, there was $790,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. This cost is expected to be recognized over a weighted average period of 1.6 years.
Shareholder Rights Agreement
On September 29, 2003, the Company adopted a shareholder rights agreement in order to obtain maximum value for shareholders in the event that a person or group of affiliated persons obtains 15% or more of the outstanding shares of common stock. To implement the agreement, Medwave issued a dividend of one right for each share of its common stock held by shareholders of record as of the close of business on September 30, 2003. Each right initially entitles shareholders to purchase one share of Medwave’s common stock for $50. However, the rights are not immediately exercisable and will become exercisable only if the events discussed above occur. The rights expire September 30, 2013. The Company, at its option, also holds certain redemption privileges related to the rights as described in the agreement.
3. Net Loss Per Share
Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of options and warrants excluded from the calculation was 2,906,228 and 3,127,450 as of March 31, 2006 and 2005, respectively.
4. Stock Purchase Agreement
On February 21, 2006, the Company entered into a Securities Purchase Agreement with certain investors. Under the terms of the agreement, the Company issued 1,617,614 shares of common stock yielding $4,070,754 (net of issuance costs of $361,498) and warrants to purchase an additional 404,403 shares of common stock at an exercise price of $3.29 per share. The warrants are exercisable beginning August 21, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Medwave, Inc. (the “Company”) or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered “forward-looking statements” and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, have affected and, in the future, could affect the Company’s actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac® system, the Primo™ hand-held unit, or other products of the Company, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company’s products, the Company’s success in creating effective distribution channels for its products, the Company’s ability to scale up its manufacturing process, the magnitude of orders under the Company’s agreement with Nihon Kohden, Zoll Medical and Analogic Corp., the Company’s ability to enter into additional agreements, delays in product development or enhancement or regulatory approval, and other factors detailed from time to time in the Company’s reports filed with the SEC, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 15, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the six-month periods ended March 31, 2006 and 2005. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 15, 2005.
Overview
Revenue was $769,700 and $541,400 for the six-month periods ended March 31, 2006 and 2005, respectively, an increase of 42%. Revenue from the North American market was approximately $719,600 and $452,800 for the six-month periods ended March 31, 2006 and 2005, respectively, representing an increase of 59%. Revenue from international markets was approximately $50,100 and $88,600 for the six-month periods ended March 31, 2006 and 2005, respectively, representing a decrease of 43%. All international sales are transacted in U.S. dollars.
In February 2006, Medwave, Inc. received 510(k) clearance from the Food and Drug Administration (FDA) on our newest generation of hand held devices – Primo. Primo is a portable wrist based non-invasive spot blood pressure measurement system. The 510(k) clearance allowed Medwave to begin selling and distributing Primo in the United States point of care blood pressure markets. Medwave is also working to expand distribution of Primo into numerous regions of the world. Medwave has the necessary regulatory clearances in many global markets, including Europe. Also, during February a multiple day launch was held for internal personnel and external distributors to provide in-depth training on the Primo. This launch was shortly followed by the first recorded sale. The hospital market and alternative care market is estimated to be greater than $600 million annually for point of care devices.
Medwave continues to sign non-exclusive distributor agreements with third parties in order to strengthen and broaden the market exposure of our product lines. New agreements have been signed to cover the majority of the North Central and South Central states adding to the existing coverage in the Southeast Atlantic states, Northeast Atlantic states, Northwest Pacific states, and Mountain states. The agreements provide representation across territories in which a direct sales representative has not been assigned, but are closely managed by Medwave Territory Managers. The distribution agreements reach into the hospital and post hospital markets. Blood pressure monitoring is a vast market, therefore Medwave believes that having distribution partners in a multitude of segments, combined with direct sales representatives will allow us to gain maximum market penetration.
During March 2006, Medwave worked with several group purchasing organizations (GPO) and/or medical facilities to amend existing agreements for the inclusion of Primo. The following organizations have elected to update their agreements: Novation, Amerinet (including AllHealth), Mayo Foundation, Tenet Healthcare and Sisters of Charity of Leavenworth.
We continue to place a tremendous amount of management time and focus on other potential OEM agreements, distribution, sales channel expansion possibilities, and co-development opportunities. The scope of the discussions has increased as we pursue alternate avenues for Medwave to supply products and technology, including licensing, distribution, private labeling, and co-development opportunities. We believe that we have superior clinical validation across a multitude of clinical settings and on patients whose blood pressure measurements are traditionally very difficult to monitor. With this ongoing clinical validation, the growing market presence that we have created with our direct sales force and distributors, awards such as Frost and Sullivan, and our GPO presence; we believe that our technology has established significant momentum in the non-invasive blood pressure monitoring marketplace. Many of the clinical studies which have been performed, most notably the ones concerning obese, pediatric and emergency medicine patients, have highlighted the benefits our technology brings to these challenging environments and patient types. Based on these activities, we are progressing with our business strategy to sell our products into the point-of-care (Primo) and low-end vital signs monitoring (Fusion™, Vasotrac) markets, while simultaneously partnering with other companies regarding integration of our technology (OEM – Legato) into their products to penetrate the mid-range and high-end physiologic patient monitoring, cardiology, and other markets. We believe that higher acuity care areas within healthcare have clinically accepted our technology, as evidenced by our Group Purchasing Agreements and the positive results from the studies and customer discussions within these areas. However, we also believe that the demand from these environments is more geared towards an integrated module of a larger more comprehensive bedside monitoring system. Hospitals have moved towards a “systems” approach in high acuity environments, and as a result, desire integrated parameters. The OEM module market is represented by new product sales as well as a very large installed volume of physiologic monitors, defibrillators, and other medical devices. This market is estimated to generate approximately $250 million per year in revenue.
With our latest new product introduction, Primo, we believe we have introduced a disruptive point of care solution for the blood pressure monitoring market. Primo is a portable handheld point-of-care blood pressure monitoring device designed to be able to take a blood pressure of an adult patient with wrist sizes of 11cm – 22cm, in settings where manual or automatic blood pressure measurements are required. Primo offers state of the art technology including:
•	Readings obtained in approximately 12 seconds — increasing staff efficiencies

•	Requires no calibration for the life of the product — offering dramatic cost improvement

•	Provides remarkable improvement in patient comfort

•	Contains no mercury — enhanced safety

•	Easily portable and fits in the palm of your hand — enhancing staff convenience

•	Capability to function on historically difficult patients, such as the overweight and the elderly

•	Non-invasive blood pressure monitoring, with a LED display that provides a clear readout of blood pressure values

•	Advanced programming that incorporates “artifact rejection” technology, eliminating background noise and motion

The benefits and performance capabilities of Primo offer economic benefits to our customers by increasing throughput of patients, allowing caregivers to potentially see more patients per day due to workflow improvements. The ergonomics of Primo are unlike any other Medwave product ever produced. We hired an outside industrial design firm to ensure the look of the Primo is as state-of-the-art as its performance. We have invested in the ergonomics and user interface of Primo. We believe that Primo addresses all of the performance requirements and the aesthetics to become a leader within healthcare markets, specifically the $600 million per year point of care markets. One of our design goals with Primo was to create a product which has disruptive technological functions – while offering compelling economic advantages.
Results from clinical studies regarding Medwave’s technology, which have been ongoing for the past several years, continue to be favorable. Medwave continues to embrace new studies to support that our technology is an improved and safer method to measure a person’s blood pressure. This has been consistently validated in numerous clinical studies, which have been published and/or presented regarding our technology. Some clinical studies remain incomplete or have been terminated due to changes in objective or personnel, but to date, we have not received negative results from any completed study. The following is an updated listing of recent studies, along with others which are still in the process of being completed, presented and/or published.
Medwave Bibliography
A. Published Studies

Principal
Date	Title	Journal/Meeting	Edition/Pages	Investigator/Institution
January/March 2005	Near-Continuous, Noninvasive Blood Pressure Monitoring in the Out-of-Hospital Setting	Pre-hospital Emergency Care Journal	Volume 9/Number 1	Dr. Stephen Thomas, Mass. General Hospital/Harvard Medical School; Boston MedFlight, Boston MA

March 2005	Validation of a Noninvasive Blood Pressure Monitoring Device in Normotensive and Hypertensive Pediatric Intensive Care Patients	Journal of Clinical Monitoring and Computing	Volume 18, Issue 4	Dr. Mark J. Heulitt, University of Arkansas for Medical Sciences, Little Rock, AR

May 2005	Comparison of the Vasotrac with Invasive Arterial Blood Pressure Monitoring in Children Following Pediatric Cardiac Surgery	Anesthesia & Analgesia	Vol. 100 No. 5	Dr. Peter C. Laussen, Children’s Hospital Boston, Boston, MA

October 2005	Comparison of Radial Artery Blood Pressure Determination between the Vasotrac Device and Invasive Arterial Blood Pressure Monitoring in Adolescents Undergoing Scoliosis Surgery	Anesthesia & Analgesia	Vol. 101 No. 4	Dr. Peter C. Laussen, Children’s Hospital Boston, Boston, MA

Principal
Date	Title	Journal/Meeting	Edition/Pages	Investigator/Institution
March 2006	Vasotrac Arterial Blood Pressure and Direct Arterial Pressure Monitoring During Liver Transplantation	Anesthesia & Analgesia	Vol. 102 No. 690-3	James Y. Findlay, FRCA, Mayo Clinic College of Medicine, Rochester, MN
B. Abstracts and Poster Presentations

Principal
Date	Title	Journal/Meeting	Edition/Pages	Investigator/Institution
October 2004/December 2004	Intraoperative Blood Pressure Measurement on the Wrist is More Accurate than on the Upper Arm in Morbidly Obese Patients	American Society of Anesthesiologists, Post Graduate Assembly of Anesthesiologists	Abstract and/or Poster Presentation	Dr. Helmut Hager, Washington University, St. Louis, MO
C. Published Textbooks

Title	Editor	Publisher	Date
Morbid Obesity: Peri-operative Management	Dr. Adrian Alvarez	Cambridge University Press	2004
D. Ongoing Projects

Project/Study	Facility	Completion	Primary Investigator
Accuracy of the Vasotrac System compared to the invasive arterial catheter	University of Arizona	TBA	Dr. Stephen Barker

Radial artery noninvasive blood pressure measurement in ED Triage	Massachusetts General Hospital	TBA	Dr. Stephen Thomas
We are developing new products for the future and have been working with clinical partners to test the functionality and validate our technology in various clinical settings. Currently, we are working on the clinical validation process for Fusion, our vital signs monitor platform. The purpose of the clinical validation study is to compare the accuracy of Fusion with an invasive arterial catheter. Fusion does not comply with the United States FDA pre-market notification regulations. Medwave, Inc. does not intend to introduce Fusion into commercial distribution at this time. Fusion is an investigational device only. However, we have begun the Institutional Review Board (IRB) process and are hopeful to complete clinical testing/validation process during 2006. At that time, we will prepare and submit our FDA 510(k) application.
General
As of March 31, 2006, Medwave employed 29 full-time employees and four part-time employees. We anticipate the hiring of additional employees within the next several months, primarily in sales, manufacturing, and support services. However, such requirements are subject to change and are highly dependent on the market acceptance of our products, our distribution methods, and existing employment market conditions.
Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The sensor, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. We currently have twenty-six (26) granted patents and eight (8) patent applications pending in the U.S. We have also been granted eleven (11) foreign patents and five (5) pending patent applications within the European Patent Office, India, and Japan. We believe that with the clinical validation, which has been and continues to be accomplished regarding our technology, the acceptance of our technology in some of the most prestigious medical centers in the United States, our ability to incorporate our technology into handheld devices and with the introduction of Primo, we will have the potential to compete for the very large and growing personal-use market for blood pressure monitoring in the future.
Medwave, Inc. develops, manufactures, and distributes sensor-based non-invasive blood pressure solutions. Its Primo Spot Blood Pressure Monitor, the Vasotrac APM205A NIBP Monitor, the Vasotrac APM205A Model DS, and the Legato™ OEM Module Developers Kit are new approaches to non-invasive blood pressure monitoring. Medwave has received the necessary regulatory clearances to market its technology in Europe, Asia, and the United States. Medwave is ISO13485/ISO9001/MDD93/42/EEC certified, and its products are CE marked. Among Medwave’s latest additions, the Legato™ OEM Developers Kit is designed to introduce the innovative Vasotrac technology to OEM designers. In addition, with the introduction of Primo, Medwave is poised to create significant disruption in the $600 million point of care non-invasive blood pressure market.
Results of Operations
The results of operations compares the three months and six months ended March 31, 2006 and 2005. The analysis of liquidity and capital resources compares March 31, 2006 to September 30, 2005.
Revenue was $522,100 and $239,400 for the three months ended March 31, 2006 and 2005, respectively, an increase of 118%. Revenue was $769,700 and $541,400 for the six-month period ended March 31, 2006 and 2005, respectively, an increase of 42%. These increases reflect the introduction of the Primo, establishment of additional distribution agreements and continued growth in accessory items.
Cost of Sales and Production

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Cost of Sales and Production	$393,400	$134,600	$559,800	$420,300

Percent change from previous year: Incr/-Decr	192.3%	—	33.2%	—
The increase between 2005 and 2006 is directly related to the costs of material and production associated with the increased volume of sales. Additionally, the creation of a new product required the purchase of capital equipment, therefore increasing depreciation expense, and the expenses related to disposal of obsolete material valued at $49,200 that was associated with discontinued products.

Research and Development

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Research and Development	$239,300	$318,900	$468,600	$466,300

Percent change from previous year: Incr/-Decr	-25.0%	—	0.5%	—
The decrease between the three-month periods ended March 31, 2006 and 2005 was due to the reduction in outside services upon the completion of new product industrial design and the reduction of legal expenses related to patents. During the six-month period ended March 31, 2006, the recognition of stock-based compensation expense added to research and development costs by $34,500 versus the six-month period ended March 31, 2005. Additional increases in salaries and facility expenses, offset previously mentioned reductions.
Sales and Marketing

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales and Marketing	$520,800	$490,900	$997,400	$1,018,700

Percent change from previous year: Incr/-Decr	6.1%	—	-2.1%	—
There was little net change in the sales and marketing expenses between the three and six-month periods ending March 31, 2005 and 2006. The higher expenses incurred during the three and six-month periods ending March 31, 2006 were due to the recognition of $26,400 and $57,200 stock-based compensation expenses, respectively, and increases in advertising expenses. These increased expenses were substantially offset by decreases in salaries, benefits and travel expenses during the same periods due to the implementation of our sales strategy of partnering with dealers and agents.
General and Administrative

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
General and Administrative	$526,100	$352,000	$941,500	$575,100

Percent change from previous year: Incr/-Decr	49.5%	—	63.7%	—
The recognition of stock-based compensation expense added to general and administrative expenses by $153,800, which accounts for 42% of the noted increase during the six-month periods ended March 31, 2006 and 2005. The allocation for the same period between employees and non-employee directors was $52,100 and $101,700, respectively. The recognition of stock-based compensation expense for the three-month periods ended March 31, 2006 and 2005, added to general and administrative expenses by $68,800, which accounts for 40% of the noted increase. Other increases during the three and six-month periods ending March 31, 2006, are reflected in the activity pertaining to travel, IT maintenance, depreciation, and salaries and related employee expenses due to the addition of the Vice President of Finance.
Interest income was $54,200 and $30,300 for the three-month periods ended March 31, 2006 and 2005, and $95,800 and $45,800 for the six-month periods ended March 31, 2006 and 2005, respectively. These increases are a direct result of increased cash invested from stock issuances.

Liquidity and Capital Resources
Our cash and cash equivalents were $7,549,800 and $5,424,100 at March 31, 2006 and September 30, 2005. With the cash and cash equivalents of $7,549,800, we believe that sufficient liquidity is available to satisfy our working capital needs through at least March 31, 2007.
In July 2005, we began to invest in manufacturing tooling to meet new product development requirements spending a total of $487,600 to date. In the second and third quarters of 2005 and the second quarter of 2006, we incurred additional expenditures of $34,000 in order to replace an obsolete IT communications hardware and network system. This project was necessary in order to maintain a consistent level of service and support for our business’ functionality. We anticipate spending approximately $20,000 more for upgrades to our operational software during 2006.
We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.
Cash flows used in operations decreased to $1,674,500 for the six months ended March 31, 2006, from $1,825,500 for the six months ended March 31, 2005, a decrease of $151,000. The majority of this decrease was due to the expenditures associated with legal fees, outside services and facilities expense incurred as of March 31, 2005. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation and share-based compensation expense.
Cash flows used in investing activities increased to $272,600 for the six months ended March 31, 2006, from $54,300 for the six months ended March 31, 2005. This increase reflects the substantial investment in our manufacturing tooling and the improvements to our IT communications system as mentioned in the preceding paragraphs.
Financing activities provided $4,072,900 (net) from the February 2006 financing as well as the exercise of stock options during the six months ended March 31, 2006.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-K for the year ended September 30, 2005.
Contractual Obligations
As of March 31, 2006, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.
Critical Accounting Policies and Estimates
Medwave’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Medwave include revenue recognition, share-based compensation, impairment of long-lived assets, and allowance for doubtful accounts.

Revenue Recognition
The Company recognizes revenue upon product shipment, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectibility of the related receivable is reasonably assured. Revenue from multi-year contracts is deferred until obligations under those contracts are met throughout the duration of the contract.
Share-Based Compensation
Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. The term “employee” as related to the calculation of share-based compensation includes Medwave’s employees and non-employee directors.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the six months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Impairment of Long-Lived Assets
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of March 31, 2006 is adequate. However, actual write-offs may exceed the recorded allowance.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Due to the fact that all of our international sales are transacted in U.S. dollars, we are not exposed to the market risks associated with foreign currency exchange and fluctuations. In the future, if we enter into contacts or sales with international customers that expose us to currency fluctuations, we will address the risk at that time.

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
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 21, 2006, certain accredited investors purchased an aggregate of 1,617,614 unregistered shares of our common stock at a price of $2.74 per share and warrants to purchase common stock that are exercisable beginning August 21, 2006 for 404,403 shares of our common stock at an exercise price of $3.29 per share. This financing resulted in aggregate proceeds of $4,432,252. The approximately $4,070,754 net proceeds from this financing are being used to fund our growth and continued market development. This sale of unregistered shares of common stock and warrants was made in reliance on the exemption from registration provided by Rule 506 promulgated under the Securities Act. There were no underwriters employed in connection with this financing.
ITEM 4. Submission of Matters to a Vote of Security Holders
On February 2, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected Dr. Solomon Aronson to the Board of Directors to serve for a three-year term as a Class I Director. There were 11,475,416 shares of common stock entitled to vote and a total of 7,568,283 shares (65.95%) were represented at the meeting. 7,513,228 votes were cast for Dr. Aronson and 55,055 votes were cast to withhold authority for Dr. Aronson.

ITEM 6. Exhibits
     (A) EXHIBITS:

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (2)

3.3	Amended and Restated Bylaws (1)

3.4	Amendments to Bylaws (2)

4.1	Shareholders Rights Plan dated September 29, 2003 (3)

10.1	Form of Securities Purchase Agreement dated February 21, 2006 by and among Medwave, Inc. and the Investors named therein (4)

31.1	Certification of the principal executive officer and principal financial officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Registration No. 33-96878C.

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Registration No. 333-103477.

(3)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

(4)	Incorporated by reference to Medwave, Inc.’s Current Report on Form 8-K filed on February 27, 2006.

(5)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	Medwave, Inc.

	By:	/s/ Timothy J. O’Malley

Timothy J. O’Malley
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)