Form 10-Q
period 2006-06-30
MEDWAVE INC
filed 2006-08-09
CIK 876043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006;
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2006 the issuer had 13,094,280 shares of Common Stock outstanding.

Medwave, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Medwave, Inc.
Balance Sheets

	June 30,	September 30,
	2006	2005

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,876,422	$5,424,078
Accounts receivable, net	400,435	315,081
Inventories, net	709,884	443,788
Prepaid expenses	117,321	81,659

Total current assets	7,104,062	6,264,606

Property and equipment:
Research and development equipment	36,814	33,344
Office equipment	169,325	155,910
Manufacturing and engineering equipment	803,782	529,912
Sales and marketing equipment	71,540	71,540
Leasehold improvements	71,109	71,109
Demonstration equipment	25,418	25,418

	1,177,988	887,233
Accumulated depreciation and amortization	(525,646)	(431,942)

Total net property and equipment	652,342	455,291

Total assets	$7,756,404	$6,719,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$482,171	$593,006
Accrued compensation	106,621	103,973
Deferred revenue	69,942	77,826

Total current liabilities	658,734	774,805

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares- June 30, 2006 - 13,094,280 September 30, 2005 -11,475,416	130,942	114,754
Additional paid in capital	38,791,948	34,360,596
Accumulated deficit	(31,825,220)	(28,530,258)

Total stockholders’ equity	7,097,670	5,945,092

Total liabilities and stockholders’ equity	$7,756,404	$6,719,897

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2006	2005	2006	2005

Revenue:
Net sales	$365,984	$202,030	$1,135,679	$743,470

Operating expenses:
Cost of sales and production	243,714	156,174	803,563	576,491
Research and development	250,440	443,199	719,036	909,450
Sales and marketing	636,601	635,078	1,633,994	1,653,802
General and administrative	500,220	368,149	1,441,770	943,289

Total operating expenses	1,630,975	1,602,600	4,598,363	4,083,032

Operating loss	(1,264,991)	(1,400,570)	(3,462,684)	(3,339,562)

Interest income	71,968	44,012	167,722	89,769

Net loss	$(1,193,023)	$(1,356,558)	$(3,294,962)	$(3,249,793)

Net loss per share — Basic and diluted	$(0.09)	$(0.12)	$(0.27)	$(0.30)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	13,094,280	11,436,845	12,240,268	10,757,727

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months ended June 30,

	2006	2005

Operating activities
Net loss	$(3,294,962)	$(3,249,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	374,686	—
Depreciation and amortization	93,704	35,128
Changes in operating assets and liabilities:
Accounts receivable	(85,354)	82,810
Inventories	(266,096)	(90,716)
Prepaid expenses	(35,662)	(210,630)
Accounts payable	(110,835)	41,795
Accrued compensation	2,648	(36,194)
Deferred revenue	(7,884)	18,214

Net cash used in operating activities	(3,329,755)	(3,409,386)

Investing Activities
Purchase of property and equipment	(290,755)	(90,855)

Net cash used in investing activities	(290,755)	(90,855)

Financing Activities
Proceeds from issuance of common stock	4,072,854	5,024,573

Cash provided by financing activities	4,072,854	5,024,573

Increase in cash and cash equivalents	452,344	1,524,332
Cash and cash equivalents at beginning of period	5,424,078	4,793,326

Cash and cash equivalents at end of period	$5,876,422	$6,317,658

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Notes to Unaudited Financial Statements
June 30, 2006
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

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	June 30 ,	September 30,
	2006	2005
Raw materials	$552,920	$343,467
Finished goods	206,964	125,321
Obsolescence reserve	(50,000)	(25,000)

Total	$709,884	$443,788

3.	Stockholders’ Equity

A summary of changes in stockholders’ equity for the nine months ended June 30, 2006 is as follows:

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at September 30, 2005	11,475,416	$114,754	$34,360,596	$(28,530,258)	$5,945,092

Private Placement - February, 2006 Net of Issuance Costs	1,617,614	$16,176	$4,054,578	—	4,070,754
Exercise of Stock Options	1,250	12	2,088	—	2,100
Share Based Compensation	—	—	374,686	—	374,686
Net Loss	—	—	—	(3,294,962)	(3,294,962)

Balance at June 30, 2006	13,094,280	$130,942	$38,791,948	$(31,825,220)	$7,097,670

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
The following table presents share-based compensation expenses in the Company’s unaudited statements of operations:

	Three months ended	Nine months ended
	June 30, 2006	June 30, 2006
Cost of sales and production	$2,295	$7,878
Research and development	15,836	50,374
Sales and marketing	28,555	85,750
General and administrative	76,872	230,684

Net share-based compensation expense	$123,558	$374,686

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Nine Months Ended
June 30,
2006
Expected option term (1)	5.81 years
Expected volatility factor (2)	81.18%
Risk-free interest rate (3)	4.53%
Expected annual dividend yield	0.0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the weighted average of historical monthly price changes of the Company’s stock over the expected option term.

(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The following illustrates the effects on net income and earnings per share for the three and nine months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Three months ended	Nine months ended
	June 30,	June 30,
	2005	2005
Net loss as reported	$(1,356,558)	$(3,249,793)
Add: Employee compensation expense for options recorded in net loss	—	—
Less: Total employee compensation expense for options determined under the fair value method	(132,413)	(378,616)

Pro forma net loss	$(1,488,971)	$(3,628,409)

Basic and diluted loss per share
As reported	$(0.12)	$(0.30)
Pro forma	$(0.13)	$(0.34)
Stock Incentive Plans
At June 30, 2006, the Company had one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year contractual terms, vest annually over a four-year term and become fully exercisable at the end of four years of continued employment. The options are not transferable except by will or domestic relations orders.
At June 30, 2006, there were 143,173 shares available for future grants under the above stock option plan.

The following table sets forth the stock option transactions from September 30, 2005 to the present:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term
Balance at September 30, 2005	1,552,750	3.84	6.2
Granted	17,500	2.80
Exercised	—	—
Canceled	(10,000)	3.64

Balance at December 31, 2005	1,560,250	3.80	6.3
Granted	23,077	3.06
Exercised	(1,250)	1.68
Canceled	—	—

Balance at March 31, 2006	1,582,077	3.82	6.2
Granted	10,000	3.10
Exercised	—	—
Canceled	(12,000)	3.34

Balance at June 30, 2006	1,580,077	3.82	6.2

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted
	Number of	Average of	Average		Average
Range of	Shares	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contract Life	Price	Exercisable	Price
$0.74 - 0.80	222,000	6.0 years	$0.74	166,500	$0.74

1.14 - 1.60	177,500	5.8 years	1.48	173,750	1.49

2.04 - 2.80	164,000	7.0 years	2.11	113,625	2.06

3.00 - 4.75	674,077	7.6 years	4.14	337,125	4.24

5.06 - 7.13	275,500	4.0 years	6.63	260,250	6.69

8.94 - 10.00	67,000	1.4 years	9.50	67,000	9.50

	1,580,077	6.2 years	3.82	1,118,250	3.96

The aggregated intrinsic value of the total options outstanding and the vested and exercisable options at June 30, 2006 was $655,500 and $532,400 respectively. There was no intrinsic value of shares exercised during the three-month period ended June 30, 2006.
The following table summarizes the status of Company’s non-vested options since September 30, 2005:

	Non-Vested Options
		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at September 30, 2005	634,500	2.18
Granted	17,500	1.81
Vested (with no intrinsic value)	(26,375)	6.26
Forfeited	(10,000)	1.00

Non-vested at December 31, 2005	615,625	1.98
Granted	23,077	1.90
Vested (with intrinsic value of $22,263)	(55,875)	1.69
Forfeited	—	—

Non-vested at March 31, 2006	582,827	1.93
Granted	10,000	2.18
Vested (with intrinsic value of $74,823 )	(119,000)	1.11
Forfeited	(12,000)	1.82

Non-vested at June 30, 2006	461,827	2.21

As of June 30, 2006, there was $680,700 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. This cost is expected to be recognized over a weighted average period of 1.1 years.
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
3. Net Loss Per Share
Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of options and warrants excluded from the calculation was 1,984,480 and 3,176,700 as of June 30, 2006 and 2005, respectively.
4. Securities Purchase Agreement
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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by Medwave, Inc. (the “Company”) or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Statements made in this report that are stated as expectations, plans, anticipations, prospects or future estimates or which otherwise look forward in time are considered “forward-looking statements” and involve a variety of risks and uncertainties, known and unknown, which are likely to affect the actual results. The following factors, among others, have affected and, in the future, could affect the Company’s actual results: resistance to the acceptance of new medical products, the market acceptance of the Vasotrac® system, the Primo™ hand-held unit, Fusion™ or other products of the Company, receipt of the FDA clearance for Fusion, hospital budgeting cycles, the possibility of adverse or negative commentary from clinical researchers or other users of the Company’s products, the Company’s success in creating effective distribution channels for its products, the Company’s ability to scale up its manufacturing process, the magnitude of orders under the Company’s agreement with Nihon Kohden, Zoll Medical, Philips Medizen Systems and Analogic Corp., the Company’s ability to enter into additional agreements, delays in product development or enhancement or regulatory approval, and other factors detailed from time to time in the Company’s reports filed with the SEC, including those set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 15, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.
This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the nine-month periods ended June 30, 2006 and 2005. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 15, 2005.
Overview
Medwave continues to meet its goal of impacting the non-invasive blood pressure monitoring market through the following recent accomplishments.
•	In June 2006, Medwave, Inc. submitted a 510(k) application to the United States Food and Drug Administration (FDA) for Fusion™, our newest generation of non-invasive blood pressure monitoring system with vital signs monitoring options. The Fusion multi-level platform is unique and innovative in that it offers clinicians the ability to use Medwave’s sensor-based blood pressure solution, with market leading pulse oximetry (SpO2) and thermometry from Nellcor and Kendall respectively, both Tyco Healthcare companies. Medwave does not intend to introduce the Fusion into commercial distribution until such time that the 510(k) review is complete.

•	In June 2006, Medwave entered into a Primo distribution agreement with McKesson Medical- Surgical Inc., which delivers a comprehensive offering of healthcare equipment to over 300,000 customers including physician offices, surgery centers, long-term care facilities and home care businesses across the country. McKesson has approximately 750 sales professionals and 58 regional offices focused on this market segment. This is a non-exclusive agreement.
•	Also in June 2006, Medwave announced its expansion into South America through a distributor agreement with Kennedy Distributors, an established medical distributor serving South America since the 1940’s. This agreement will facilitate the sale of Primo in Columbia, Ecuador, Peru and Brazil.
•	In July 2006, Medwave signed a non-exclusive agreement to distribute Primo with Tri-anim, the nation’s largest provider of specialty sales and distribution solutions for healthcare products. Medwave’s Primo handheld spot blood pressure monitor will become a part of Tri-anim’s suite of offerings being presented by its nationwide acute care sales team consisting of approximately 100 sales professionals.
•	Also in July 2006, Medwave entered into a purchasing agreement with Vision Source, the nation’s premier network of independent doctors of optometry with 1,450+ facilities, for the Primo spot blood-pressure monitoring product. This agreement broadens Medwave’s reach across various medical professional environments demonstrating the acceptance of Primo, which offers speed, accuracy, flexibility, and comfort.
•	Medwave signed an agreement with Philips Medizen Systems in Böblingen, Germany at the end of June 2006. The agreement is a cooperation agreement, between the companies to facilitate an interface between Medwave’s stand alone devices, and Philips VueLink open interface. Medwave believes that this agreement allows the company to interface its stand alone devices, Vasotrac and Fusion into the Philips Bedside Monitoring Systems, to facilitate more seamless integration of data.
General
Medwave, Inc. develops, manufactures, and distributes sensor-based non-invasive blood pressure solutions. Its Primo Spot Blood Pressure Monitor, the Vasotrac APM205A NIBP Monitor, the Fusion vital signs platform, and the Legato™ OEM Module Developers Kit are new approaches to non-invasive blood pressure monitoring. Medwave has received the necessary regulatory clearances to market its technology in Europe, Asia, Canada, South America and the United States. Medwave is ISO13485/ISO9001/MDD93/42/EEC certified, and its products are CE marked. Among Medwave’s latest additions, the Legato™ OEM Developers Kit is designed to introduce the innovative Vasotrac technology to OEM designers. This suite of products allows Medwave to be strategically positioned to capture a meaningful market share of the non-invasive blood pressure monitoring market.
Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The sensor, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. We currently have twenty-seven (27) granted patents and seven (7) patent applications pending in the U.S. We have also been granted eleven (11) foreign patents and have four (4) pending patent applications within the European Patent Office, India, and Japan. We believe that with our continued clinical validation, the acceptance of our technology in some of the most prestigious medical centers in the United States, and our ability to incorporate our technology into other devices (handheld, monitors and OEM platforms), Medwave is part of the changing non-invasive blood pressure monitoring industry.
As of June 30, 2006, Medwave employed 34 full-time employees and four part-time employees. We anticipate the hiring of additional employees within the next several months, primarily in sales, manufacturing, and manufacturing support. However, such requirements are subject to change and are highly dependent on the market acceptance of our new products, our distribution methods, the success of our recent agreements, and existing employment market conditions.
Results of Operations
The results of operations compares the three months and nine months ended June 30, 2006 and 2005. The analysis of liquidity and capital resources compares June 30, 2006 to September 30, 2005.
Revenue was $1,135,700 and $743,500 for the nine-month periods ended June 30, 2006 and 2005, respectively, an increase of 53%. Revenue from the North American market was approximately $1,044,400 and $648,400 for the nine-month periods ended June 30, 2006 and 2005, respectively, representing an increase of 61%. Revenue from international markets was approximately $91,300 and $95,100 for the nine-month periods ended June 30, 2006 and 2005, respectively, representing a decrease of 4%. Revenue was $366,000 and $202,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of 81%. International revenue was approximately $32,500 and $6,400 for the three-month periods ended June 30, 2006 and 2005, respectively, representing an increase of 408%. These increases reflect the introduction of the Primo, establishment of new distribution agreements and continued growth of demand for our accessory items. All international sales are transacted in U.S. dollars.
Cost of Sales and Production

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of Sales and Production	$243,714	$156,174	$803,563	$576,491

Percent change from previous year:
Incr/(Decr)	56%		39%
The increase between 2005 and 2006 is directly related to the costs of material and production associated with the increased volume of sales. Additionally, the creation of a new product required the purchase of capital equipment, therefore increasing depreciation expense by $52,400; and an increase of the Inventory Reserve by $25,000 correlated to the increase in inventory.
Research and Development

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Research and Development	$250,440	$443,199	$719,036	$909,450

Percent change from previous year:
Incr/(Decr)	-43%		-21%
The decrease between the three-month periods ended June 30, 2006 and 2005 was due to the reduction in outside services upon the completion of new product industrial design and the reduction of legal expenses related to patents. During the nine-month period ended June 30, 2006, the recognition of stock-based compensation expense, salaries and facility expenses added to research and development costs but was offset by the previously mentioned reductions when compared to the nine-month period ended June 30, 2005. The above expenses include $15,800 and $50,400 of stock-based compensation expenses for the three and nine-month periods ended June 30, 2006, respectively.

Sales and Marketing

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales and Marketing	$636,601	$635,078	$1,633,994	$1,653,802

Percent change from previous year:
Incr/(Decr)	0%		-1%
There was little net change in the sales and marketing expenses between the three and nine-month periods ending June 30, 2005 and 2006. The above amounts include $28,600 and $85,800 of stock-based compensation expenses for the three and nine-month periods during 2006, as well as increases in advertising and trade show expenses due to new product releases. These increased expenses were substantially offset by decreases in salary, travel, and payroll related expenses during the same periods due to the implementation of our sales strategy of partnering with dealers and agents.
General and Administrative

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
General and Administrative	$500,220	$368,149	$1,441,770	$943,289

Percent change from previous year:
Incr/(Decr)	36%		53%
The recognition of stock-based compensation expense added to general and administrative expenses by $230,700, which accounts for 46% of the noted increase during the nine-month periods ended June 30, 2006 and 2005. The allocation for the same period between employees and non-employee directors was $79,200 and $151,500, respectively. The recognition of stock-based compensation expense for the three-month periods ended June 30, 2006 and 2005, added to general and administrative expenses by $76,900, which accounts for 58% of the noted increase. Other increases during the three and nine-month periods ending June 30, 2006, are reflected in the activity pertaining to travel, IT maintenance, and depreciation.
Interest income was $72,000 and $44,000 for the three-month periods ended June 30, 2006 and 2005, and $167,700 and $89,800 for the nine-month periods ended June 30, 2006 and 2005, respectively. These increases are a direct result of increased cash invested from stock issuances.
Liquidity and Capital Resources
Our cash and cash equivalents were $5,876,400 and $5,424,100 at June 30, 2006 and September 30, 2005. With the cash and cash equivalents of $5,876,400, we believe that sufficient liquidity is available to satisfy our working capital needs through at least June 30, 2007.
In July 2005, we began to invest in tooling equipment to meet new product development requirements, spending a total of $487,600 to date. In the second and third quarters of 2005 and the nine months ending June 30, 2006 we incurred additional expenditures of $35,000 in order to replace an obsolete IT communications hardware and network system. This project was necessary in order to maintain a consistent level of service and support for our business’ functionality. We anticipate spending approximately $25,000 during 2006 for software upgrades to our accounting and operational software packages as well as computer hardware purchases.

We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.
Cash flows used in operations decreased to $3,329,800 for the nine months ended June 30, 2006, from $3,409,400 for the nine months ended June 30, 2005, a decrease of $79,600. The majority of this decrease was due to a decrease in the expenditures associated with legal fees, outside services and facilities expense incurred as of June 30, 2005. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation and share-based compensation expense.
Cash flows used in investing activities increased to $290,800 for the nine months ended June 30, 2006, from $90,900 for the nine months ended June 30, 2005. This increase reflects the substantial investment in our manufacturing tooling and the improvements to our IT communications system as mentioned in the preceding paragraphs.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business, as discussed in our Annual Report on Form 10-K for the year ended September 30, 2005.
Contractual Obligations
As of June 30, 2006, there are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.
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
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Impairment of Long-Lived Assets
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of June 30, 2006 is adequate. However, actual write-offs may exceed the recorded allowance.
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
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. Exhibits
(A)	EXHIBITS:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (2)

3.3	Amended and Restated Bylaws (1)

3.4	Amendments to Bylaws (2)

4.1	Shareholders Rights Plan dated September 29, 2003 (3)

31.1	Certification of the principal executive officer and principal financial officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Registration No. 33-96878C.

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Registration No. 333-103477.

(3)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	Medwave, Inc.

	By:	/s/ Timothy J. O’Malley
Timothy J. O’Malley
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)