Form 10-K
period 2006-09-30
MEDWAVE INC
filed 2007-01-16
CIK 876043

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
For the transition period from                      to
COMMISSION FILE NUMBER: 0-28010
MEDWAVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1493458
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
4382 Round Lake Road West, Arden Hills, MN 55112
(Address of Principal Executive Offices, Zip Code)
Registrant’s telephone number, including area code: (651) 639-1227
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered

COMMON STOCK, $0.01 PAR VALUE COMMON STOCK PURCHASE RIGHTS	THE NASDAQ CAPITAL MARKET THE NASDAQ CAPITAL MARKET
Securities registered pursuant to section 12(g) of the Act: None.
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
Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sale price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2006, was approximately $40,659,408.
As of January 12, 2007, 13,104,280 shares of common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Blood pressure monitoring has seen little change since the late 1800’s when blood pressure cuffs were introduced. Medwave develops sensor-based, non-invasive blood pressure solutions that are easier to use and at least as accurate as the traditional cuff technology. Blood pressure and changes in blood pressure are critical indicators of the health and performance of the body’s cardiovascular system. Blood pressure varies with age and by gender, such that young adults tend to have lower blood pressures than older adults, and men tend to have higher blood pressures than women of the same age. All hospital patients require measurement of their blood pressure and many surgical or critically ill patients require frequent or continual monitoring of their blood pressure. Continual monitoring of blood pressure is important for patients in operating rooms, surgical recovery rooms, intensive care units, emergency departments and other critical care sites because of the acuteness of these patients’ conditions and rapidity with which their conditions can change. Trend information obtained from successive blood pressure measurements plays an important role in the diagnosis, prognosis, and treatment of diseases. Blood pressure is one vital sign that is measured in every clinical location of the healthcare spectrum, including a patient’s own home environment. Approximately 114 million people visit U.S. emergency departments each year with each visitor requiring a blood pressure reading at least once. It has recently been reported that approximately sixty-five million (65,000,000) people in the United States are considered hypertensive (with high blood pressure), which represents a 30% increase in the last decade.
Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The transducer, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. As of March 31, 2006, twenty-six (26) U.S. patents relating to Medwave’s blood pressure technology have been granted, and eight (8) U.S. patent applications are pending. We have also been granted ten (10) foreign patents within the European Patent Office, India, and Japan, with an additional six (6) pending patent applications within the European Patent Office, China, Hong Kong, and Japan.
Products
FusionTM — FusionTM is our new vital signs monitoring platform replacing the Vasotrac monitor. We completed clinical trials and validations and have received FDA 510(k) clearance to begin marketing FusionTM. FusionTM was launched to the sales force in the first quarter of the current fiscal year and shipments began in November 2006. FusionTM contains our core blood pressure technology, our sensors, and employs our algorithms to offer numerous technological advantages to the vital signs monitoring market. In addition to our core blood pressure technology, Fusion offers options to monitor oxygen saturation, temperature and a printer. This allows FusionTM to compete in the vital signs market place.
Discontinuance of PrimoTM — We developed the PrimoTM hand-held blood monitor pressure and began sales after receiving FDA approval in February 2006. Many users of Primo encountered difficulty in the proper placement of the Primo’s sensor on the wrist which resulted in inconsistent performance. After 75% of previously shipped Primos were returned or scheduled for return to us, we decided to discontinue selling the Primo. In conjunction with this discontinuation, we have written-off our entire existing inventory of Primo hand-held monitors and the manufacturing equipment used for their production.

Vasotrac® — We began marketing our Vasotrac® monitoring system in February 1995 after receiving clearance from the FDA. The Vasotrac system helped develop our position as a developer of blood pressure monitoring technology that was particularly effective for use with difficult patients and in difficult to monitor environments. Due to obsolete parts and aging technologies, the Vasotrac® will be discontinued and phased out of the product offerings over the fiscal year 2007 and replaced by FusionTM.
OEM module — Our OEM solutions address the integrated non-invasive blood pressure module market. Our goal is to present joint integrated solutions to patient monitoring, defibrillator and other medical device companies and ultimately sign additional supplier agreements. Medwave’s sensor based OEM solutions provide us with significant competitive advantages over cuff based companies in the OEM arena. We have been placing additional emphasis on our OEM efforts. Analogic Corporation signed a Supplier and License Agreement in June 2005. This agreement allows Analogic to integrate Medwave’s sensor-based technology into their patient monitoring suite of products. Analogic has successfully integrated Medwave’s technology. They introduced the product at the 2006 American Society of Anesthesiology convention and expected to commercially launch their product sometime early in 2007.
Clinical Studies
We have conducted clinical studies for four purposes: (i) to aid the product development process, (ii) to obtain data for submission to the regulatory agencies, (iii) to help us prepare marketing and sales information to promote greater awareness of Medwave’s products, and (iv) to gain a peer-to-peer recommendation for our technology. We have used two standards of comparison, the automated cuff and the arterial line (A-line). We designed our clinical study strategy to focus on clinical segments and environments where conventional blood pressure measurement techniques did not work well, while providing the accuracy of an arterial line. We felt that due to the deep entrenchment of the blood pressure cuff, we had to exploit the areas where it had a difficult time performing. The three distinct areas where our focus was placed were:
1) Obese Patient Population
2) Pediatric Patient Population
3) Emergency Medicine
Invasive arterial catheters are believed to provide more data and more accurate blood pressure measurements than automated cuffs. The invasive catheter is therefore considered the “Gold Standard” in monitoring of a patient’s blood pressure. By inserting an invasive arterial catheter in the radial artery on one wrist and by placing Medwave’s technology sensor on the radial artery of the other wrist, data has been simultaneously recorded on a heart beat-by-beat basis. These clinical studies were conducted at teaching hospitals under Internal Review Board controls and protocols and have generally produced favorable results. We expect to continue conducting or supervising clinical studies of our technology on individuals with different characteristics and under various conditions until such time when our products receive general market acceptance.
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

Recently, Medwave has gone through a sales, marketing and clinical reorganization. Many positions have been eliminated and many roles are being dual functioned. Over the past 12 months, Medwave experimented with various Sales Specialists working with dealers and distributors in efforts to help train and sell PrimoTM. This proved to be an expensive and time consuming venture and subsequently, has been changed.
With the reduction and reorganization of the sales force, Medwave has created a model of direct sales through territory managers. This allows our seasoned sales representatives to market and sell Fusion on a direct basis. Due to the relative size of territories, new agreements with manufacturing representatives are being conducted and additional agreements are being signed to give Medwave more “feet on the street” without the overhead of salaries and related expenses. With this new sales model, we have more flexibility and control for selling and marketing FusionTM. Furthermore, the manufacturing rep model allows us to partner with organizations that have a similar “call point” to that of FusionTM and sell products of the same class increasing the call points of the sales process for Medwave products. This entire process will have oversight by the Territory Sale Manager for Medwave.
Our relationship with Universal Hospital Services (UHS) continues to develop. We signed an Agreement with them last year. This agreement has two components: one where UHS will become an exclusive rental distributor and the other which gives UHS the ability to sell Medwave’s products. UHS has approximately 120 sales professionals in 80 offices within the Unites States. UHS recently notified Medwave, that they have been selected as the exclusive supplier of bariatric equipment (related to obese patients) for a large group purchasing organization, due in part to offering Medwave’s products, which cover a wide range of sizes and settings.
We had a backlog of approximately $150,000 as of September 30, 2006, primarily of unfulfilled FusionTM orders.
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
Non-Invasive Blood Pressure Cuffs:
Many non-invasive blood pressure measurement techniques utilize a manually operated occlusive cuff around the upper arm. A relatively simple blood pressure instrument, called a sphygmomanometer, contains a cuff connected to a hand air pump and pressure gauge or mercury column. The cuff is inflated to a pressure above that of systolic pressure until the brachial artery is completely occluded, and then the cuff is slowly deflated. During deflation, the clinician must listen to the pulse in the brachial artery. Upon hearing and properly interpreting the appropriate sounds, the clinician records the pressures shown on the gauge or mercury column. The cuff pressure occurring simultaneously with certain observed events within the circulatory or cuff systems are taken as the systolic and diastolic pressures. This process may take several minutes to complete, and in some patients will cause significant discomfort due to the squeezing of the cuff around the upper arm. Numerous clinical studies have been performed comparing the accuracy of this method with the invasive arterial catheter, and have shown a wide degree of variation with this method being caused by such things as environmental noise and movement, improper cuff size, and readings taken too close in time to one another. Recently, many states have required a reduction in the use of mercury, therefore forcing the healthcare industry to seek alternatives.
An automated, non-invasive blood pressure monitoring system is already commonly used throughout hospitals, clinics, nursing homes, out-patient and ambulatory surgery centers, and physician’s offices. In addition, every bedside monitor, whether configured, stand-alone, or networked, incorporates an automatic blood pressure cuff. It is estimated that there are approximately 500,000 bedside monitors installed in the world market, with approximately 75,000 new monitors sold per year. In addition, within the pre-hospital emergency medicine response market, many defibrillators are sold with an automatic blood pressure cuff built into them. It is estimated that approximately 60,000 new defibrillators are sold each year. The automated non-invasive blood pressure monitoring system currently dominating the stand-alone market is the Dinamap® product, marketed by GE Medical Systems, a division of General Electric Company. The Dinamap® provides blood pressure measurements via automatic inflation and deflation of an occlusive cuff at predetermined intervals. It is reasonably reliable and simple to use. However, the Dinamap® product provides only intermittent measurements at one-to-ninety minute intervals, as selected by the clinician. Some patients suffer signification discomfort from the frequent cuff inflation. In addition, with cuff-based systems, arm circulation is cut off during each measurement, the arm holding the pressure cuff is unavailable for intravenous lines and other forms of monitoring, and arm bruising and sleep interruption frequently occur. Also, the manual and automatic cuff systems have not performed well in areas with a high degree of motion, such as in ambulances or cardiac stress labs. It is estimated that there are approximately 450,000 stand-alone/vital signs monitors installed in the market, with approximately 60,000 per year being sold for expansion or replacement reasons. This vital signs market will be addressed by our FusionTM product and the different options it offers.
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
In addition, all of the devices which have been introduced historically were intended to be used predominantly in the operating room environment, as many of these technologies have had a difficult time performing with patients where motion or animation may be present. Medwave has focused its efforts on the hospital markets/departments over the past few years in an effort to introduce and gain clinical acceptance within the hospital setting. We have been involved in numerous clinical studies within settings where traditional blood pressure cuffs have had a difficult time performing. As a result, our sales and marketing focus has been towards environments such as bariatrics, pediatrics, and emergency room settings, as well as the operating room. We believe that our technology performs well in these clinical environments, where a blood pressure cuff, manual or automatic, is often challenged. Several studies involving our technology confirmed our belief, as a great deal of focus for our clinical studies includes obese, pediatric and emergency department patients.
Our success depends primarily on gaining physician and hospital acceptance of our products. Gaining clinical acceptance of our technology usually requires our employees to participate in non-formal (not requiring Institutional Review Board approval) clinical trials or evaluations. These evaluations usually compare our technology’s performance to either a blood pressure cuff or to invasive arterial catheters. Having clinical studies and papers, which have been presented and/or published is essential and is usually the beginning of initial discussions with a prospective customer. In addition, it has become increasingly more important to gather and present economic data, which shows that our technology can reduce cost, improve patient through-put, and provide more efficiency for a hospital staff.
Employees
As of December 31, 2006 we employed 22 full-time employees and three part-time employees. We have recently initiated the staged closure of our former office in Danvers, Massachusetts. We anticipate closing this office by April 2007 by which point we will have transitioned all of our operating functions to our office in Arden Hills, Minnesota.
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

Trademarks
Medwave®, Vasotrac®, Vasotrax®, LegatoTM, and FusionTM are trademarks of the Company.
ITEM 1A. RISK FACTORS.
This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors, elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. However, these risks are not the only ones we face. Additional risks that are not yet identified or that we think are immaterial may also materially harm our business. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected. In that case, the value of our common stock could decline substantially.
Our success is dependent on market acceptance of our products as a replacement for the traditional blood pressure cuff.
Our success depends on medical institutions, such as hospitals, outpatient centers, ambulance companies, nursing homes and physician offices, and, to a lesser extent, individual customers accepting our products. Our products, including the FusionTM system, are designed to replace the traditional blood pressure monitoring cuff that medical professionals have used for more than 100 years. Virtually all medical professionals are trained using cuff technology. Our success depends on demonstrating that our products are easier to use and at least as accurate as the traditional cuff. If our products do not gain market acceptance, our future will be jeopardized.
We face substantial competition.
Several companies competing in the traditional cuff and catheter blood pressure monitoring markets have significantly greater resources as well as established technologies and product reputations in the blood pressure monitoring field. If we are unable to develop and market technologically superior blood pressure monitoring systems that provide benefits to patients and improved staff effectiveness at affordable prices, we will not be able to overcome our competitors’ greater resources and established technologies. In addition, these competitors have cooperative relationships with large medical equipment companies and buying groups that we must also overcome in order to successfully compete.
We face substantial competition from other companies that manufacture and market noninvasive instruments for continuous blood pressure measurement and monitoring. These companies may already have, or could develop, superior products or employ more effective sales and distribution strategies to gain greater market share. Either of these possibilities would prevent us from expanding our customer base and could ultimately jeopardize our ability to continue operations. We may also be subject to price competition from other sensor manufacturers whose products are also compatible with our monitors.
We rely on a single technology platform.
Currently, we utilize our proprietary sensor technology and software algorithms in all of our products. Reliance on a single technology platform creates substantial risks for us. If our products are not accepted in the marketplace for any reason, we would be materially and adversely affected, our primary business focus would require re-evaluation, and our ability to continue operations would be jeopardized.

Our products may not perform adequately or be placed properly.
Our products may not provide accurate blood pressure readings as result of a patient’s bone physiology, body weight and physical condition. For example, if a patient’s peripheral blood flow to their arms has been compromised, our products may not function as specified. Other contraindications for our products may result from patients on cardiopulmonary bypass or having any condition in which obtaining a pulsating pressure signal from the radial artery is not possible. Moreover, improper placement of the pressure sensor or improper use of our products by medical personnel may cause our products’ blood pressure readings to be inaccurate. If our products fail to perform, medical institutions may not purchase our products, which would harm our results of operations.
We have recently learned that many users of our Primo hand-held monitors have encountered difficulty in the proper placement of the Primo’s sensor on the wrist which has resulted in inaccurate readings. As a result of these difficulties, approximately 75% of previously shipped Primo hand-held monitors have been or will shortly be returned to us. As a result, we will discontinue selling the Primo. These returns have, and the marketplace resistance created by our discontinuation of a recently launched product will likely continue to, harm our results of operations.
We may be unable to design and build products that do not have substantial operational problems after sale or require unforeseen amounts additional servicing. If our products have repeated operational difficulties after sale, medical institutions may not purchase our products and/or we may incur substantial repair and replacement expenses to avoid losing an existing customer. Any additional servicing requirements, individually or in the aggregate, may be time-consuming or prohibitively expensive. Further, the need for any such additional servicing may not be readily apparent to clinicians using the products and could result in inaccurate readings and the negative impacts on our results of operations discussed above. Even if our products are perceived to generate inaccurate readings or require substantial service after purchase, medical institutions may not purchase our products, which would harm our results of operations.
We must continue to evaluate the design of our products.
We will continue to test our existing products, will likely test our future products on an ongoing basis, and may be required to modify any existing or future products as a result of these tests. If the configuration of the technology must be modified, there can be no assurance that these modifications will be acceptable to customers or be technically feasible. Even if feasible, these modifications could result in significant delays and significant expenses. If these modifications require regulatory approval, additional significant delays could result. We could be materially and adversely affected by any of these developments.
Similarly, as our products are incorporated into OEM modules, both the initial OEM product and any subsequent changes to the OEM product will require regulatory approval. These approvals may result in additional delays, which could be exacerbated because any regulatory application for our OEM products must be submitted by our third party OEM partners. We could be materially and adversely affected by any of these developments.
We may not have adequate intellectual property protection.
We rely on patents, trade secret protection, confidentiality agreements, and un-patented proprietary know-how for the continuing development of new products. Any action that we bring against a third party for infringing any of these rights will be costly and may distract our management’s attention. Our patents and other intellectual property protection may not be able to prevent competition by others.
The patents that have been granted to us, and for which we have applied, do not confer on us the right to manufacture and market products that infringe patents held by others. If our products infringe any patent rights held by third parties, we may be required to stop making, using or selling our products or to obtain licenses from, or pay royalties to, others, any of which could entail significant expense and have a material adverse effect upon us. Further, in such event, there can be no assurance that we would be able to obtain or maintain any licenses on acceptable terms.

We, throughout the development process for our products, and many of our employees have previously been associated with various companies, institutions and individuals. Although we have no knowledge that any such companies, institutions or individuals have claimed, or have any basis for claiming, interests in our intellectual property rights, there can be no assurance that such claims will not be threatened. Even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves. The defense of any actions may be time-consuming and costly and may distract our management’s attention. As a result, we may incur significant expenses and may be unable to effectively operate our business.
Our technology may become obsolete.
The medical device industry is subject to rapid technological innovation and, consequently, the life cycles of products tend to be relatively short. We are engaged in a field characterized by extensive research efforts. There can be no assurance that new developments or discoveries in the field will not render our products and/or technology obsolete. The greater resources of many of the companies currently engaged in research of blood pressure management may permit such companies to create, or respond more rapidly than us to, technological innovations or advances.
We have a new management team.
Our former President and Chief Executive Officer, Timothy J. O’Malley, resigned on September 21, 2006. After Mr. O’Malley’s resignation, our Board of Directors appointed one of the then current directors, Frank Katarow, as interim Chief Executive Officer. Subsequently, we hired Rocco Morelli to serve as our Senior Vice President of Sales & Marketing and Ramon Burton to serve as our Chief Financial Officer. Our success depends to a significant degree on the performance of our management team and other key employees. There is no guarantee that Messrs. Katarow, Burton or Morelli, or our other members of our management team will remain employed with us in the future.
We recently decided to relocate our corporate office which may adversely impact our business.
On October 23, 2006, we initiated a staged closure of our corporate office in Danvers, Massachusetts. As part of this plan, we have laid off the employees in this office. We anticipate closing this office in April 2007, when its lease expires, and transitioning the operational functions from the Danvers office to our facility in Arden Hills, Minnesota. The relocation of our corporate headquarters and the related layoffs may disrupt our operations and will likely add to employee instability and uncertainty. As a result, our business, financial condition and results of operations may be adversely affected until this transition is complete.
We may not be able to manage growth.
If successful, we will experience a period of growth that could place a significant strain on our managerial, financial and operational resources. Our infrastructure, procedures and controls may not be adequate to support our operations and to achieve the rapid execution necessary to successfully market our products. Our future operating results will also depend on our ability to scale up manufacturing efficiently, or expand our direct sales force and our internal sales, marketing and support staff. If we are unable to manage future expansion effectively, our business, results of operations and financial condition will suffer, our management will be less effective, and our revenues and product development efforts may decrease.

We have limited manufacturing experience and capability.
We currently have little manufacturing experience or capability. Today, most of our product manufacturing remains a highly manual process. We have developed, arranged for, and invested in some production tooling, but have not arranged for any significant third-party manufacturing capacity or agreements. There can be no assurance that we will be able to scale-up manufacturing of our products at quantities required to meet cost targets and profitability goals. If our manufacturing costs are higher than anticipated, we may not be able to produce and sell our products. In addition, there can be no assurance that any of our subcontractors will produce sufficient products at required quality and cost levels. We will be materially adversely affected if we are unable to scale-up manufacturing successfully or enter into manufacturing arrangements on acceptable terms.
We have only one manufacturing facility, the loss of which would harm our revenues and damage our customer relations.
We currently fabricate all of our products in our manufacturing facility located in Arden Hills, Minnesota, which is our sole source for production. A natural disaster or other event that resulted in the destruction or loss of part or all of our manufacturing facility or a work stoppage or other employee issues that interrupted or stopped production would significantly harm our business and operations and could cause our existing customers to cancel orders or not buy from us in the future. Although we believe other manufacturing facilities could manufacture our products in compliance with the FDA’s requirements, we may not be able to find an alternate facility that could meet our production requirements on short notice. Even if we found an alternate facility, our production costs likely would increase, which would harm our operating results.
Our sources of supply are concentrated in a single geographic area.
We currently purchase virtually all components and subassemblies for our products from vendors concentrated near our manufacturing operations in Arden Hills, Minnesota. This geographic supplier concentration heightens our exposure to adverse developments in Minnesota and the upper Midwest. Any rapid increase in our supplier costs or sudden unavailability of components or subassemblies because of adverse developments in this region could dramatically harm our overall operating results.
We must maintain and develop strategic relationships with third parties to increase market penetration of our product lines.
In fiscal year 2006, approximately 40% of our products were distributed through unaffiliated regional dealers or sales agents, including all of our international sales. Many aspects of our relationships with these third parties, and the success with which third parties promote distribution of our products, are beyond our control. These third parties typically do not distribute our products on an exclusive basis, and accordingly, there can be no assurance that they will continue to market our products as vigorously as they presently do or at all. The loss of qualified dealers or sales agents to market our products, particularly if these agents work with our competitors, could have a material adverse effect on our business, financial condition and results of operations.
Our international sales expose us to risks.
In fiscal year 2006, international sales accounted for approximately 10% of our revenue. The international sale of medical devices exposes us to risks from unexpected changes in regulatory requirements, tariffs and other barriers and restrictions, and reduced protection for intellectual property rights. In addition, all our international transactions are conducted in U.S. dollars so fluctuations in exchange rates may increase the price of our products in local currencies to the point that they become prohibitively expensive. Sales in international markets have become an increasingly large component of our business and the inability to continue selling internationally could have a material adverse effect on our business, financial condition and results of operations.
We may not continue to receive necessary FDA clearances or approvals.
Our products and activities are subject to extensive, ongoing regulation by the Food and Drug Administration and other governmental authorities. Unforeseen difficulties in these processes could significantly impact our results of operations. Moreover, delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could delay or prevent our ability to market our product line, which could impact our ability to generate revenue and harm our results of operations.

We may not receive approvals by foreign regulators that are necessary for international sales.
Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary from country to country. If we, or our international distributors, fail to obtain or maintain required pre-market approvals or fail to comply with foreign regulations, foreign regulatory authorities may require us to file revised governmental notifications, cease commercial sales of our products in the applicable countries or otherwise cure the problem. Such enforcement action by regulatory authorities may be costly, and any such failures could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to product liability claims and our products may require modification if patients have complications that are potentially attributable to our products.
While we have not detected significant patient complications caused by any of our products, complications may occur as the technology is used on a greater number of patients with different characteristics and under various conditions. The presence of any significant complications would necessitate a potentially expensive evaluation to determine the cause of these complications. If any complications are ultimately attributable to the design or usage of our products, we could be forced to modify their design. There can be no assurance any modifications will be acceptable to customers or be technically feasible.
We have obtained product liability insurance, including excess umbrella coverage, in the aggregate amount of $7,000,000. However, there can be no assurance that we will be able to maintain this insurance in amounts and with coverage that will adequately cover associated risks or that this insurance will be available in the future at premiums that can be economically justified. Lack of this insurance, or failure of the insurance we maintain to compensate patients for complications caused by our products, could expose us to substantial damages, which could have a material adverse effect on our business, financial condition and results of operations.
We have a history of losses and may experience continued losses.
We have experienced losses every year since our inception. These losses have resulted because expenditures in the course of researching, developing and enhancing our technology and products and establishing our sales and marketing organization have exceeded our revenues. We expect that our operating expenses will increase in the foreseeable future. It is possible that we will never achieve or sustain the revenue levels required for profitability.
We may need additional capital, which may be unavailable.
The commercialization of our product line and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan. Our capital requirements will depend on numerous factors, including:
•	our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional component inventories, finance the increase in accounts receivable and supply additional support services;

•	our progress in marketing-related clinical evaluations and product development programs, all of which will require additional capital to begin and continue;

•	our receipt of, and the time required to obtain, regulatory clearances and approvals—the longer regulatory approval takes, the more working capital we will need to support our regulatory and development efforts in advance of sales;

•	the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand or simply change our process, products or technology will require increased funds; and

•	market acceptance and demand for our products—although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital.
We may be unable to predict accurately the timing and amount of our capital requirements. We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected. It is possible that banks, venture capitalists and other investors may perceive our capital structure, our history of losses or the need to achieve widespread acceptance of our technology as too great a risk to bear. As a result, additional funding may not be available on attractive terms, or at all, and may result in significant dilution of existing stockholders’ interests, all of which could cause our share price to decline. If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, to change our method of operation or to curtail our operations.
A continued low stock price, the failure to maintain a minimum of $2.5 million of stockholders’ equity or our inability to comply with other applicable requirements could result in our being de-listed from the NASDAQ Capital Market and subject us to regulations that could reduce our ability to raise funds.
As of January 5, 2007, the closing price of our common stock was below $1.00 per share for 30 consecutive trading days in violation of the continued listing criteria for trading on the NASDAQ Capital Market. If our stock price does not increase during the applicable cure period, we fail to maintain stockholders’ equity of at least $2.5 million (and do not meet alternative tests of either having $35 million in market capitalization or $500,000 in annual net income), or we fail to satisfy other NASDAQ continued listing criteria, NASDAQ may de-list our common stock from the NASDAQ Capital Market. In such an event, our shares could only be traded on over-the-counter bulletin board systems. This method of trading could significantly impair our ability to raise new capital.
In the event that our common stock was de-listed from the NASDAQ Capital Market, we may become subject to special rules, called penny stock rules that impose additional sales practice requirements on broker-dealers who sell our common stock. The rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the Securities and Exchange Commission relating to the market for penny stocks. The broker-dealer also must disclose the commissions payable both to the broker-dealer and the registered representative and current quotations for the securities, and monthly statements must be sent disclosing recent price information.
In the event that our common stock becomes characterized as a penny stock, our market liquidity could be severely affected. The regulations relating to penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of our stockholders to sell their common stock favorably in the secondary market. All of these increased regulations and decreased liquidity could combine to depress the market price for our common stock and impair our ability to raise needed capital.
Our common stock is subject to price volatility.
The market price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to various factors, including:
•	the sales of our common stock by affiliates or other shareholders with large holdings;

•	the rate of adoption by physicians of our technology in targeted markets;

•	the timing and extent of technological advancements or the failure to meet projected technological milestones;

•	results of clinical studies;

•	the timing of patent and regulatory approvals;

•	changes in, or failure to meet, financial estimates of securities analysts;

•	quarterly variations in operating results; and

•	general market conditions.
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
We have filed registration statements with the Securities and Exchange Commission covering the potential resale by some of our shareholders of up to 8,597,810 shares of common stock. Additionally, as of December 31, 2006, we had 1,962,105 shares of our common stock reserved for issuance with respect to options and warrants. The existence of a substantial number of shares of common stock subject to immediate resale, or the possibility of exercise of our outstanding options and warrants, could depress the market price for our common stock and impair our ability to raise needed capital.
Our common stock is thinly traded, so a shareholder may be unable to sell at or near ask price or at all if you need to liquidate your shares.
Our common stock has historically been sporadically or “thinly-traded” on the NASDAQ Capital Market. For example, during one particular day in the three months ended December 31, 2006, only 200 shares of our common stock were traded. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company, which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of these persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common stock until we became more financially viable. As a consequence, there may be periods of several days or more when trading activity in our shares is low and a shareholder may be unable to sell his shares of common stock at an acceptable price, or at all. We cannot give shareholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that even current trading levels will be sustained.
If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research reports and opinions that securities or industry analysts publish about our business. We do not currently have and may never obtain research coverage by analysts. Investors have numerous investment opportunities and may limit their investments to publicly traded companies that receive thorough research coverage. If no analysts commence coverage of us or if one or more analysts cease to cover us or fail to publish reports in a regular manner, we could lose visibility in the financial markets, which could cause a significant and prolonged decline in our stock price due to lack of investor awareness. In the event that we do obtain analyst coverage, and if one or more of the analysts downgrade our stock or comment negatively about our prospects or the prospects of other companies operating in our industry, our stock price could decline significantly.
We do not intend to pay dividends in the foreseeable future.
We have never declared or paid a cash dividend on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Our internal control over financial reporting may need enhancement.
If we fail to maintain adequate internal control over financial reporting, if we are unable to timely complete our assessment of the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm cannot attest to our assessment of our internal control over financial reporting, we may be subject to regulatory sanctions and a loss of public confidence and the trading price of our stock could be negatively impacted.
Effective internal reporting controls are necessary for us to provide reliable financial reports and effectively detect and prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our fiscal year ending September 30, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ending September 30, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we may be subject to regulatory sanctions and a loss of public confidence. Also, the lack of effective internal control over financial reporting may adversely impact our ability to prepare timely and accurate financial statements.
Provisions in our shareholder rights agreement and state law may make it harder for others to obtain control of Medwave even though some stockholders might consider such a development to be favorable.
We have implemented a so-called poison pill by adopting our shareholders rights agreement. This poison pill significantly increases the costs that would be incurred by an unwanted third-party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock. The existence of this poison pill could delay, deter or prevent a takeover of Medwave. Applicable Delaware General Corporation Law also imposes various procedural and other requirements that could delay or make a merger, tender offer or proxy contest involving us more difficult.
All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, which could preclude our stockholders from recognizing a premium over the prevailing market price of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our principal offices, manufacturing facility and research and development center are all currently located at 4382 Round Lake Road West, Arden Hills, Minnesota 55112. Our lease for this facility expires in June 2010. The monthly base lease payment is approximately $5,510 and we are generally responsible for taxes, insurance, maintenance, and other expenses related to the operation of this facility. We have recently initiated the staged closure of our former principal office in Danvers, Massachusetts. The Danvers office will be closed in April 2007 when its lease expires. Our production capacity is adequate for our short-term needs and our Arden Hills facility is suitable for our business as presently conducted.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Our common stock trades on the NASDAQ Capital Market under the symbol “MDWV.” The following table sets forth the high and low closing sales price for the common stock during each specified period as reported by the NASDAQ Stock Market, Inc.:

Fiscal 2006[1]	High	Low
First Quarter	$3.40	$2.30
Second Quarter	3.60	2.59
Third Quarter	3.39	2.34
Fourth Quarter	2.75	1.38

Fiscal 2005[2]	High	Low
First Quarter	$5.49	$4.29
Second Quarter	5.18	3.75
Third Quarter	3.91	2.80
Fourth Quarter	3.65	2.80
There were approximately 106 record holders of our common stock as of December 29, 2006. We believe the number of beneficial owners to be substantially higher. On December 29, 2006, the closing price for our common stock was $0.58. We have never paid a dividend on our common stock and do not intend to pay dividends in the foreseeable future.
Equity Compensation Plan Information
The following table summarizes information about the options, warrants and rights and other equity compensation under our equity plans as of September 30, 2006.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon	exercise price of	equity compensation
	exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
$
Equity compensation plans approved by security holders	1,557,702	3.78	165,548
Equity compensation plans not approved by security holders	—	—	—

Total	1,557,702	$3.78	165,548

[1]	October 1, 2005 to September 30, 2006

[2]	October 1, 2004 to September 30, 2005

ITEM 6. SELECTED FINANCIAL DATA –
The following selected financial data are derived from the Company’s financial statements and notes thereto and should be read in conjunction with (and are qualified in their entirety by) the Company’s financial statement and notes thereto and the financial information included elsewhere in the Annual Report on Form 10-K.

	Year Ended			5 Months Ending	Year Ended
	September 30,			September 30,	April,
	2006	2005	2004	2003	2003

Revenue:
Net Sales	$1,117,254	$1,172,246	$863,851	$436,692	$1,148,745

Operating expenses:
Cost of sales and production	968,799	823,635	599,054	251,479	683,812
Research and development	928,749	1,170,251	505,107	156,798	520,716
Sales and marketing	2,285,127	2,176,804	1,688,252	586,107	1,400,356
General and administrative	2,413,044	1,283,029	906,867	429,049	704,308
Primo impairment expenses	557,323	—	—	—	—

Total operating expenses	7,153,042	5,453,719	3,699,280	1,423,433	3,309,192

Operating loss	(6,035,788)	(4,281,473)	(2,835,429)	(986,741)	(2,160,447)

Other income(expense):
Interest income	231,829	133,283	29,667	5,877	26,245
Loss on disposal of equipment	—	—	(25,302)	—	—

Net loss	$(5,803,959)	$(4,148,190)	$(2,831,064)	$(980,864)	$(2,134,202)

Net loss per share — basic and diluted	$(0.47)	$(0.38)	$(0.29)	$(0.11)	$(0.28)

Weighted average number of common and common equivalent shares outstanding - basic and diluted	12,455,526	10,938,624	9,622,191	8,662,926	7,622,971

Balance Sheet Data:	Sep 30, 2006	Sep 30, 2005	Sep 30, 2004	Sep 30, 2003	Apr 30, 2003
Cash and cash equivalents	$4,698,115	$5,424,078	$4,793,326	$1,694,648	$2,597,649
Working capital	4,254,055	5,489,801	4,908,292	1,900,387	2,816,124
Total assets	6,276,455	6,719,897	5,585,636	2,462,406	3,329,307
Total stockholders’ equity	4,704,702	5,945,092	5,068,709	1,977,147	2,878,974

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.
Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Medwave to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Medwave undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Some of the risks and uncertainties that may cause our actual results to differ materially are those described in “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K.
The following Management’s Discussion and Analysis, or MD&A, is intended to help the reader understand the results of operations and financial condition of Medwave, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and accompanying notes.
We are engaged exclusively in the development, manufacture, and sale of non-invasive, blood pressure measurement and monitoring systems and of related technologies. Our line of products is designed to be used in hospitals, clinics, physicians’ offices, or anywhere a person’s blood pressure requires monitoring. The majority of our sales thus far derive from the Vasotrac monitor, sensors, accessories, and some OEM third party agreements.
It has been reported that healthcare services and supplies is a growing sector of the U.S. economy, which represents approximately 15% of the Gross Domestic Product. Currently, the healthcare industry is providing additional services due to a growing and aging population. The percentage of Americans in the 65+ demographic group is projected to increase from 12% to 21% as the “baby boomer” generation ages and life expectancy continues to rise. Even during times of economic slow down, the healthcare industry continues to remain strong with annual cost increases of between 7% – 9% for medical devices. These trends establish a clear mapping for the future of the new, innovative and clinically proven medical devices.
Since the introduction of our technology in the Vasotrac monitor, there have been 14 clinical validation studies completed and many are “peer reviewed”. We continue to invest in research and development of new products and technologies. We will be working in 2007 to update and expand our product offerings to meet customers’ demands and provide comprehensive solutions for the difficult to monitor patient population. The following have been tested areas of concentration and are anticipated target markets.
Key challenging markets:
•	Pediatric population — size and comfort are a concern.

•	Bariatric population — size and concern for monitoring due to underlying medical conditions.

•	ER / Trauma population — ease of application, speed to readings.

•	Geriatric population — comfort and reliability of data.
We believe our products and technology can provide a non-invasive solution to improve the care of the difficult to monitor patient populations.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s most critical accounting policies have a significant impact on the preparation of these condensed financial statements. These polices include estimates and significant judgments that affect the reported amounts of assets, liabilities, revenues and expense, and related disclosures of contingent assets and liabilities. The Company continues to evaluate its estimates and judgments on an on-going basis. By their nature, these policies require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. In the case of the Company’s critical accounting policies, these estimates and judgments are based on its historical experience, terms of existing contracts, the Company’s observance of trends in the industry, information provided by its customers, and information available from other sources, as appropriate. The Company believes the following accounting policies and estimates require management to make the most difficult judgments in the preparation of the Company’s financial statements and accordingly are critical.
1.	Revenue Recognition. Revenue from the sales of products is recognized when products are shipped to customers provided that there exists persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company accounts for shipping and handling fees passed on to customers as sales. The corresponding costs are recorded as cost of sales. Revenue from multi-year contracts is deferred until obligations under those contracts are met throughout the duration of the contract. Certain contracts include a right of return provision under which revenue is deferred until the right of return expires or a reserve for estimated returns can be established by management.

2.	Inventory Valuation. The Company values its inventory at the lower of cost or market on the first-in, first-out (FIFO) method of actual cost or the current estimated market value. It regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve month period and future sales forecasts. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact of the value of its inventory and its reported operating results.

3.	Warranty Reserves. The Company’s warranties require it to repair or replace defective products returned to it during the applicable warranty period at no cost to the customer. It records an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.

4.	Income Taxes. The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

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

5.	Share-Based Compensation. Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

Financial Statement Comparison
Fiscal year ended September 30, 2006 compared to fiscal years ended September 30, 2005 and September 30, 2004.

	Year Ended September 30,
	2006	2005	2004

Revenue
Net Sales	$1,117,254	$1,172,246	$863,851

Operating expenses:
Cost of sales and production	968,799	823,635	599,054
Research and development	928,749	1,170,251	505,107
Sales and marketing	2,285,127	2,176,804	1,688,252
General and administrative	2,413,044	1,283,029	906,867

Primo impairment charges	557,323

Total operating expenses	7,153,042	5,453,719	3,699,280

Operating loss	(6,035,788)	(4,281,473)	(2,835,429)

Other income (expense)
Interest income	231,829	133,283	29,667
Loss on disposal of equipment			(25,302)

Net loss	$(5,803,959)	$(4,148,190)	$(2,831,064)

Net loss per share — basic and diluted	$(0.47)	$(0.38)	$(0.29)

Results of Operations
Operating revenue for fiscal 2006 was $1,117,254, a decrease of $54,992 or 4.7% from fiscal 2005 operating revenue of $1,172,246. The decrease in revenue for fiscal year 2006 was due to a decrease in Vasotrac and service sales. The increase in revenue for fiscal year 2005 was due to an increase in orders from new and existing U.S. customers, revenue generated from the distribution agreement with Universal Hospital Services (UHS) and continued growth in the sales of disposable sensors. The U.S. revenue for 2005 was 96% of the total sales, which reflected management’s decision to concentrate on the U.S. market.
Operating expenses for fiscal 2006 was $7,153,042, an increase of $1,699,000 or 31.2% from fiscal year 2005. Operating expenses for fiscal year 2005 was $5,453,719, an increase of $1,754,439 or 47.4% from fiscal year 2004 operating expense of $3,699,280. The increase in operating expense from fiscal 2005 to fiscal 2006 was primarily due to approximately $500,000 in stock option compensation expense, $400,000 in severance expenses, and $557,000 in PrimoTM impairment charges. The increase in operating expenses from fiscal 2004 to fiscal 2005 was primarily due to an additional $688,000 in costs associated with employee related expenses including payroll, employee benefits, commissions, insurance, and taxes. The costs reflect an experienced workforce and applicable business costs. Also, substantial expenses of approximately $350,000 were associated with new product development and introduction.
Cost of Sales and Production

	September 30,	September 30,	September 30,
	2006	2005	2004
Cost of Sales and Production	$968,799	$823,635	$599,054

Percent change from previous year: Incr/(Decr)	17.6%	37.5%	—
Cost of sales and production includes manufacturing and distribution costs associated with products sold. The cost of sales and production for fiscal 2006 was an increase of $145,164 or 17.6% from fiscal year 2005. This increase relates to $75,000 in depreciation expense due to tooling purchases for new products and $80,000 in production scrap expenses from the discontinuation of the Vasotrax product line. The cost of sales and production for fiscal 2005 was an increase of $224,581 or 37.5% from fiscal year 2004. This increase relates to a 55% increase in the volume of units produced and sold, which coincides with our similar increase in operating revenue of 35.7%.
Research and Development

	September 30,	September 30,	September 30,
	2006	2005	2004
Research and Development	$928,749	$1,170,251	$505,107

Percent change from previous year: Incr/(Decr)	(20.6%)	131.7%	—
The 2006 fiscal year decrease of $241,502, or 20.6%, primarily relates to $465,000 decrease in outside services, clinical consulting and legal expenses which were higher last year due to new product design expenses and additional patent filings. This decrease was offset by a $120,000 increase in salaries and stock option compensation expense. The 2005 fiscal year increase of $665,144 or 131.7% primarily relates to an increase in outside services due to the hiring of an industrial design firm, who was instrumental in helping to create a state-of-the art look for our new products. Increases in salaries, clinical consulting and legal fees associated with additional patent filings represented $266,000 of the overall increase.

Sales and Marketing

	September 30,	September 30,	September 30,
	2006	2005	2004
Sales and Marketing	$2,285,127	$2,176,804	$1,688,252

Percent change from previous year: Incr/(Decr)	5.0%	28.9%	—
Sales and marketing expense for fiscal year 2006 was an increase of $108,323 or 5.0% from the previous fiscal year. The increase in sales and marketing expense from fiscal 2005 to fiscal 2006 primarily relates to an increase of approximately $200,000 in advertising services due to the hiring of an outside marketing firm. This increase was offset by a decrease in salaries due to the lateral move of a sales manager into a business development role. Sales and marketing expense for fiscal year 2005 was an increase of $488,552 or 28.9% from the previous fiscal year. The increase in sales and marketing expense from fiscal 2004 to fiscal 2005 relates to increases in salaries with the establishment of an experienced sales workforce, commissions, and travel expenses. Advertising and marketing expenses increased $60,000 due to an increase in trade show participation aimed at targeting specific market groups and due to the launch of our Primo product.
General and Administrative

	September 30,	September 30,	September 30,
	2006	2005	2004
General and Administrative	$2,413,044	$1,283,029	$906,867

Percent change from previous year: Incr/(Decr)	88.1%	41.5%	—
General and administrative expense for fiscal year 2006 was an increase of $1,130,015 or 88.1% from fiscal year 2005. Approximately $400,000 of the increase is attributed to severance expenses due to the resignation of the President and CEO. Other increases relate to salaries, outside services, health insurance, technology expenses, depreciation and bad debt. Stock option compensation expense totaled $300,000 for the period. General and administrative expense for fiscal year 2005 was an increase of $376,162 or 41.5% from fiscal year 2004. The increase in general and administrative expenses from 2004 to 2005 relates to an increase in salaries due to the addition of the Vice President of Finance in May, 2005. In addition we had increased expenses associated with outside services relating to accounting services and preparation for Sarbanes Oxley compliance. An increase of 67% occurred in outside services and legal and accounting fees, due to the use of an investor relations firm, outside consultant, and a financial re-audit of prior year periods.
Interest income for fiscal year 2006 was $231,829, an increase of $98,546 or 73.9% from fiscal year 2005 interest income of $133,283. Interest income for fiscal year 2005 was $133,283, an increase of $103,616 or 349.3% from fiscal year 2004 interest income of $29,667. The increase in interest income in fiscal 2006 and fiscal 2005 was due to proceeds received from private placements in February 2006 and February 2005.
Primo Impairment Charges
In conjunction with the discontinuation of the PrimoTM hand-held blood pressure monitor, the Company incurred $557,323 of impairment charges. These costs consist of the write off of non-saleable inventory, impairment of tooling used in manufacturing and contract and cancellation charges on cancelled production orders.

Liquidity and Capital Resources
The Company’s cash and cash equivalents were $4,698,115 and $5,424,078 at September 30, 2006 and 2005, respectively. The decrease is primarily due to our significant increase in operating expenses.
Management is presently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see note 8 to financial statements), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures; including closing its Danvers, Massachusetts office and related employee layoffs.
Cash flows used in operations increased to $4,494,236 in fiscal year ended September 30, 2006 from $4,049,695 in fiscal year ended September 30, 2005, an increase of $444,541 or 11%. In all periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and share-based compensation expense.
Net investing activities used $304,581 and $344,126 of cash in fiscal years 2006 and 2005, respectively, for the upgrade of computer technology, manufacturing tooling purchases, office equipment and improvements to new office space. Currently, we do not anticipate any significant capital spending in fiscal year 2007.
Financing activities provided $4,072,854 and $5,024,573 of cash in fiscal years 2006 and 2005, respectively. In fiscal year 2006 the proceeds were primarily from the February 2006 private placement of common stock. In fiscal year 2005 the proceeds were primarily from the February 2005 private placement of common stock and the exercise of stock options.
We have incurred an accumulated deficit of $34,334,217 from our inception through September 30, 2006. We expect to incur additional losses from development, clinical studies, regulatory compliance, sales, marketing, and other expenses at least until we complete the development of the technology and market acceptance begins.
Significant Customers
The Company had one customer, Biopac Systems, Inc., with net sales in excess of 10% for the year ended September 30, 2006, (17% of accounts receivable balance at September 30, 2006). There were no other customers that accounted for more than 10% of accounts receivable at September 30, 2006. The company had two customers with net sales in excess of 10% for the year ended September 30, 2005, Universal Hospital Services and Biopac Systems, Inc. There were no customers that accounted for more than 10% of net sales for the year ended September 30, 2004.
Contractual Obligations
The following summarizes our contractual obligations at September 30, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

		PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS	3-5 YEARS
Operating lease commitments	$473,395	$157,494	$228,795	$87,106

4. Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company does not believe this pronouncement will have a material impact on its financial position or results of operations. FIN 48 is effective for the Company’s fiscal year beginning October 1, 2007.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for the Company’s interim reporting period beginning October 1, 2007. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations. SFAS 157 is effective for the Company’s interim reporting period beginning October 1, 2008.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
Due to the fact that all of our international sales are transacted in U.S. dollars, we are not exposed to the market risks associated with foreign currency exchange and fluctuations. In the future if we enter into contracts or sales with international customers that expose us, we will address the risk at that time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Medwave, Inc.
Financial Statements
As of September 30, 2006 and 2005, and for the Years Ended September 30, 2006, 2005 and 2004.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Medwave, Inc.
Arden Hills, Minnesota
We have audited the accompanying balance sheets of Medwave, Inc. as of September 30, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medwave, Inc. at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring net losses and has an accumulated deficit of approximately $34,000,000 at September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Carlin, Charron & Rosen, LLP
Westborough, Massachusetts
January 16, 2007

Medwave, Inc.
Balance Sheets

	September 30,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$4,698,115	$5,424,078
Accounts receivable, net of allowance for doubtful accounts of $44,000 and $26,317 for 2006 and 2005, respectively	154,146	315,081
Inventories, net	860,435	443,788
Prepaid expenses and other current assets	113,112	81,659

Total current assets	5,825,808	6,264,606

Property and equipment:
Research and development equipment	36,814	33,344
Office equipment	175,011	155,910
Manufacturing and engineering equipment	599,592	529,912
Sales and marketing equipment	71,540	71,540
Leasehold improvements	71,109	71,109
Demonstration equipment	25,418	25,418

	979,484	887,233
Accumulated depreciation	(528,837)	(431,942)

Property and equipment, net	450,647	455,291

Total assets	$6,276,455	$6,719,897

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$557,405	$475,835
Accrued Expenses	843,573	117,171
Accrued payroll and other related expenses	95,062	103,973
Deferred revenue	75,713	77,826

Total current liabilities	1,571,753	774,805

Commitments (Note 6)

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000
Issued and outstanding shares -
September 30, 2006 -13,094,280
September 30, 2005 -11,475,416	130,942	114,754
Additional paid in capital	38,907,977	34,360,596
Accumulated deficit	(34,334,217)	(28,530,258)

Total stockholders’ equity	4,704,702	5,945,092

Total liabilities and stockholders’ equity	$6,276,455	$6,719,897

See accompanying notes to financial statements.

Medwave, Inc.
Statements of Operations

	Year Ended September 30,
	2006	2005	2004

Revenue
Net Sales	$1,117,254	$1,172,246	$863,851

Operating expenses
Cost of sales and production	968,798	823,635	599,054
Research and development	928,749	1,170,251	505,107
Sales and marketing	2,285,128	2,176,804	1,688,252
General and administrative	2,413,044	1,283,029	906,867
Primo impairment charges	557,323	—	—

Total operating expenses	7,153,042	5,453,719	3,699,280

Operating loss	(6,035,788)	(4,281,473)	(2,835,429)

Other income (expense):
Interest income	231,829	133,283	29,667
Loss on disposal of equipment	—	—	(25,302)

Net loss	($5,803,959)	($4,148,190)	($2,831,064)

Net loss per share — basic and diluted	($0.47)	($0.38)	($0.29)

Weighted average number of common and common equivalent shares outstanding	12,455,526	10,938,624	9,622,191

See accompanying notes to financial statements.

Medwave, Inc.
Statement of Changes in Stockholders’ Equity

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at October 1, 2003	8,744,666	$87,447	$23,440,704	$(21,551,004)	$1,977,147
Exercise of Stock Options	194,250	1,942	377,841	—	379,783
Exercise of Stock Warrants	10,000	100	42,400	—	42,500

Private Placement of Common Stock, in January, 2004 at $5.00 per share, net of expenses	1,110,000	11,100	5,489,243	—	5,500,343
Net Loss	—	—	—	(2,831,064)	(2,831,064)

Balance at September 30, 2004	10,058,916	100,589	29,350,188	(24,382,068)	5,068,709
Exercise of Stock Options	116,500	1,165	253,670	—	254,835

Private Placement of Common Stock, in February, 2005 at $4.00 per share, net of expenses	1,300,000	13,000	4,756,738	—	4,769,738
Net Loss	—	—	—	(4,148,190)	(4,148,190)

Balance at September 30, 2005	11,475,416	114,754	34,360,596	(28,530,258)	5,945,092
Exercise of Stock Options	1,250	12	2,088	—	2,100
Share Based Compensation	—	—	490,715	—	490,715
Private Placement of Common Stock, in February, 2006 at $2.74 per share and warrants for 404,403 shares of common stock, valued at $546,273, net of expenses	1,617,614	16,176	4,054,578	—	4,070,754
Net Loss	—	—	—	(5,803,959)	(5,803,959)

Balance at September 30, 2006	13,094,280	$130,942	$38,907,977	$(34,334,217)	$4,704,702

See accompanying notes to financial statements.

Medwave, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2006	2005	2004

Operating activities
Net loss	$(5,803,959)	$(4,148,190)	$(2,831,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	490,715	—	—
Depreciation and amortization	132,222	49,252	36,079
Loss on disposal of equipment	—	—	25,302
Primo impairment charges	557,323	—	—
Changes in operating assets and liabilities:
Accounts receivable	160,936	(138,578)	56,173
Inventories	(671,968)	(50,749)	11,267
Prepaid expenses	(31,453)	(19,308)	(8,335)
Accounts payable	81,570	233,004	(14,797)
Accrued expenses	601,402	17,123	(22,704)
Accrued payroll and related expenses	(8,911)	(9,878)	47,057
Deferred income	(2,113)	17,629	22,112

Net cash used in operating activities	(4,494,236)	(4,049,695)	(2,678,910)

Investing activities
Patent expenditures	—	—	(1,917)
Purchase of property and equipment	(304,581)	(344,126)	(143,121)

Net cash used in investing activities	(304,581)	(344,126)	(145,038)

Financing activities
Net proceeds from issuance of Common Stock	4,072,854	5,024,573	5,922,626

Net cash provided by financing activities	4,072,854	5,024,573	5,922,626

Increase (decrease) in cash and cash equivalents	(725,964)	630,752	3,098,678
Cash and cash equivalents at beginning of period	5,424,078	4,793,326	1,694,648

Cash and cash equivalents at end of period	$4,698,115	$5,424,078	$4,793,326

See accompanying notes to financial statements.

Medwave, Inc.
Notes to Financial Statements
September 30, 2006
1. Business Activity
Medwave, Inc., a Delaware corporation, (the Company) is engaged exclusively in the development, manufacturing, and marketing of a proprietary, noninvasive system that monitors arterial blood pressure, and in the development of related technology and products. Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The transducer, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. The company markets and sells it proprietary technology with its Fusion line of patient monitors.
The Company has a fiscal year that begins on October 1 and ends on September 30.
2. Management’s Plans Concerning Cash Flows and Ongoing Operations
The Company continues to experience net losses and has an accumulated deficit of approximately $34,000,000 through September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence. Management is presently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see Note 8), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures, including closing its Danvers, Massachusetts office and related employee layoffs. Achievement of the operating budget for 2007 is also dependent upon the acceptance of the Company’s new FusionTM product in the marketplace. FusionTM is the Company’s new vital signs monitoring platform replacing the Vasotrac monitor. The Company completed clinical trials and validations and has received FDA 510(k) clearance to begin marketing FusionTM. FusionTM was launched to the sales force in the first quarter of the current fiscal year and shipments began in November 2006. There can be no assurance, however, that the Company’s operations will be sustained or be profitable in the future, or that the Company’s product development and marketing efforts will be successful to keep the Company viable through October 1, 2007.
3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid debt investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.
Inventories
Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following at September 30, 2006 and 2005:

Medwave, Inc.
Notes to Financial Statements
September 30, 2006

	2006	2005

Raw materials	$587,771	$343,467
Finished goods	332,665	125,321
Obsolescence reserve	(60,000)	(25,000)

Inventories, net	$860,436	$443,788

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of the assets as follows:

Research and development equipment	3 – 5 years
Office equipment	3 — 7 years
Manufacturing and engineering equipment	18 months to 5 years
Sales, and marketing and demonstration equipment	18 months to 5 years
Leasehold improvements are amortized over the related lease term or estimated useful life of the assets, whichever is shorter.
Depreciation and amortization expense related to property and equipment was $132,222, $49,252 and $36,079 for the years ended September 30, 2006, 2005 and 2004, respectively.
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
Revenue Recognition
The Company recognizes revenue upon product shipment, provided that there exists persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. Revenue from multi-year contracts is deferred until obligations under those contracts are met throughout the duration of the contract. Certain contracts include a right of return provision under which revenue is deferred until the right of return expires or a reserve for estimated returns can be established by management.
Research and Development Costs
Research and development expenses include payroll, employee benefits and other costs associated with product development. This cost also includes expenses incurred from third party design and development. All research and development costs are charged to operations as incurred.
Product Warranty Cost
The Company’s policy is to make provisions in the year of sale for the estimated future repair costs on products covered by warranty. An estimate is recorded for warranty-related costs based on actual, historical return rates, anticipated return rates, and repair costs at the time of sale. Currently, a warranty reserve of $25,840 is included in accrued expenses.

Medwave, Inc.
Notes to Financial Statements
September 30, 2006
Net Earnings (Loss) Per Share (EPS)
Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted EPS is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. Therefore, there is no difference between basic and diluted EPS for each period presented.
Share-Based Compensation
Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows of the asset as compared to the recorded value of the asset.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $378,855, $149,179 and $68,214 for the years ended September 30, 2006, 2005 and 2004, respectively.
Shipping and Handling
The Company classifies shipping and handling costs as costs of goods sold. Shipping costs are defined as the costs to get the finished product from the seller to the buyer. Handling costs are defined as the costs to store, move, and prepare finished goods for shipment. All amounts billed to a customer in a sale transaction are classified as revenues.

Medwave, Inc.
Notes to Financial Statements
September 30, 2006
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of September 30, 2006 is adequate. However, actual write-offs may exceed the recorded allowance.
4. Primo Impairment Charges
The Company developed the PrimoTM hand-held blood monitor pressure and began sales after receiving FDA approval in February 2006. Many users of Primo encountered difficulty in the proper placement of the Primo’s sensor on the wrist which has resulted in inconsistent performance. After 75% of previously shipped Primos were returned or scheduled for return, management and the Board of Directors decided to discontinue selling the Primo. In conjunction with that discontinuation, the Company incurred the following costs:

Write off of non-saleable inventory	$255,320
Impairment of tooling used in manufacturing	177,003
Contract and cancellation charges on cancelled production orders	125,000

$557,323

5. Accrued expenses
Accrued expenses consist of the following at September 30, 2006 and 2005:

	2006	2005

Professional fees	$87,047	$77,400
Accrued severance costs	426,628	—
Customer refunds	173,150	—
Contract settlement costs	125,000	—
Other	31,748	39,771

	$843,573	$117,171

6. Lease Commitments
The Company leases its office, research and development, sales, and production facilities under operating leases that expire April 2007 in Massachusetts and June 2010 in Minnesota. Operating expenses, including maintenance, utilities, real estate taxes, and insurance, are paid by the Company in Minnesota and are included in the Massachusetts lease. Total rent expense under operating leases was $180,147, $149,179 and $94,253 for the years ended September 30, 2006, 2005 and 2004, respectively.

Medwave, Inc.
Notes to Financial Statements
September 30, 2006
Future minimum rental payments required under leases that have remaining terms in excess of one year as of September 30, 2006 are as follows:

2007	$157,494
2008	113,706
2009	115,089
2010	87,106

$473,395

7. Income Taxes
At September 30, 2006, the Company had net operating loss carryforwards of approximately $32,000,000 and research and development tax credit carryforwards of approximately $672,000. These carryforwards are available to offset future taxable income expiring at various dates through 2026.
The Company’s ability to utilize its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.
No income taxes were paid for the years ended September 30, 2006, 2005 and 2004
Components of estimated deferred tax assets are as follows at September 30:

	2006	2005

Net operating loss carryforwards	$12,030,000	$10,742,000
Research and development credit carryforwards	672,000	659,000
Other	231,000	88,000
Less valuation allowance	(12,933,000)	(11,489,000)

Net deferred tax assets	$—	$—

The federal and state income tax benefit computed at the statutory rates is offset by the valuation allowance of the deferred tax assets as it is more likely than not that future taxable income will not be sufficient to utilize the deferred tax assets.
8. Stockholders’ Equity
Common Stock
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

Medwave, Inc.
Notes to Financial Statements
September 30, 2006
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
In February 2006, the Company sold 1,617,614 shares of common stock in a private placement for $2.74 per share, resulting in net proceeds of $4,070,754. Included in the private placement were warrants to purchase 404,403 shares at $3.29 per share. The warrants are exercisable beginning August 21, 2006 and expire in February 2011. The fair value of the warrants was determined to be $546,273, which was recorded as additional paid-in capital. The fair value of the warrants was based on the Black-Scholes calculation using the following assumptions: 0% dividend yield, 66.5% volatility, 4.59% risk free interest rate, and a five-year life.
Stock Incentive Plans
At September 30, 2006, the Company had one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year contractual terms, vest annually over a four-year term and become fully exercisable at the end of four years of continued employment. The options are not transferable except by will or domestic relations orders.
At September 30, 2006, there were 165,548 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions for fiscal 2006:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term
Outstanding at September 30, 2005	1,552,750	$3.84	6.2
Granted	73,077	2.76
Exercised	(1,250)	1.68
Cancelled (forfeited and expired)	(66,875)	3.94

Outstanding at September 30, 2006	1,557,702	$3.78	5.9

Medwave, Inc.
Notes to Financial Statements
September 30, 2006
The weighted average fair value of stock options granted during fiscal year 2006, 2005, and 2004 was $1.81, $1.32, and $2.77 per share, respectively.
During the year ended September 30, 2006, the total intrinsic value of options exercised (the difference between the market price and the price paid by the employee to exercise the options) was $2,013 and the total amount of cash received from the exercise of these options was $2,100.
The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted
	Number of	Average of	Average		Average
Range of	Shares	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contract Life	Price	Exercisable	Price
$0.74 - 0.80	222,000	6.0 years	$0.74	222,000	$0.74

1.14 - 1.60	177,500	5.0 years	1.48	173,750	1.49

2.04 - 2.80	179,000	6.0 years	2.13	108,000	2.06

3.00 - 4.75	649,202	7.0 years	4.14	394,000	4.24

5.06 - 7.13	263,000	5.8 years	6.70	254,000	6.73

8.94 - 10.00	67,000	1.0 years	9.50	67,000	9.50

	1,557,702	5.9 years	3.78	1,218,750	3.82

The aggregated intrinsic value of the total options outstanding and the vested and exercisable options at September 30, 2006 was $216,215 and $214,453 respectively.
The following table summarizes the status of Company’s non-vested options for fiscal 2006:

Medwave, Inc.
Notes to Financial Statements
September 30, 2006

	Non-Vested Options
		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at September 30, 2005	634,500	2.18
Granted	73,077	1.81
Vested (with an intrinsic value of $55,173)	(301,750)	2.13
Forfeited	(66,875)	1.88

Non-vested at September 30, 2006	338,952	2.11

As of September 30, 2006, there was $560,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. This cost is expected to be recognized over a weighted average period of 1.4 years. The Company amortizes stock based compensation on the straight-line basis.
Share-Based Compensation
The following table presents share-based compensation expenses in the Company’s statements of operations:

Year ended
September 30, 2006
Cost of sales and production	$10,173
Research and development	65,932
Sales and marketing	113,023
General and administrative	301,587

Net share-based compensation expense	$490,715

Effect on loss per share
Basic and diluted	$(0.04)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted for the year ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Medwave, Inc.
Notes to Financial Statements
September 30, 2006

Year Ended
September 30, 2006
Expected option term (1)	5.87 years
Expected volatility factor (2)	70.50%
Risk-free interest rate (3)	4.59%
Expected annual dividend yield	0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the weighted average of historical monthly price changes of the Company’s stock over the expected option term.

(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The Company had previously adopted the provisions of SFAS 123, as amended by SFAS No. 148, through disclosure only. The following illustrates the effects on net loss and loss per share for the fiscal years 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards.

	Year Ended September 30,
	2005	2004
Net loss as reported	$(4,148,190)	$(2,831,064)
Less: Total employee compensation expense for options determined under the fair value method	(674,983)	(616,304)

Pro forma net loss	$(4,823,173)	$(3,447,368)

Basic and diluted loss per share
As reported	$(0.38)	$(0.29)
Pro forma	$(0.44)	$(0.36)
The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Medwave, Inc.
Notes to Financial Statements
September 30, 2006

	Year Ended	Year Ended
	September 30,	September 30,
	2005	2004
Risk-free interest rates	4.14 – 4.17%	3.83 – 4.73%
Dividend yield	0%	0%
Volatility factors	20.75 – 40.67%	57%
Expected option term	5 years	5 years
9. Segment Reporting
The Company’s business activities are aggregated into one reportable segment, given the similarities of economic characteristics between the activities and the common nature of the Company’s products and customers. The total sales outside the United States account for approximately 10%, 4% and 20% of the Company’s sales in fiscal years ended September 30, 2006, 2005 and 2004, respectively.
10. Concentrations and Significant Customers
Concentration of Credit Risk Arising from Cash Deposits in Excess of Insured Limits
The Company has cash on deposit with a bank, which exceeds federally insured limits by approximately $4,598,000 as of September 30, 2006. The Company has not experienced any losses in such accounts, and management believes they are not exposed to any significant credit risk on cash.
Significant Customers
The Company had one customer with significant net sales for the year ended September 30, 2006, (17% of accounts receivable balance at September 30, 2006) and two customers with significant net sales for the year ended September 30, 2005 (37% of accounts receivable balance at September 30, 2005). There were no customers that accounted for more than 10% of net sales for the year ended September 30, 2004.
11. Valuation and Qualifying Accounts
The following is a summary of the Company’s valuation and qualifying account activity:

				Balance
	Balance at	Charged to Costs	Credit Accounts	End of
	Beginning of Period	and Expenses	Receivable	Period
Allowance for doubtful accounts receivable – Trade for the year ended:
September 30, 2006	$26,317	$17,683	—	$44,000
September 30, 2005	30,000	—	3,683	26,317
September 30, 2004	20,000	$10,000	—	30,000

Medwave, Inc.
Notes to Financial Statements
September 30, 2006
12. Pension Plan
The Company adopted a simplified employee pension plan that is open to participation by all eligible employees. The plan states, among other things, that the Company will match up to the first three percent of the employee’s salary contribution. Pension expense was $35,830, $23,069 and $11,342 for the years ended September 30, 2006, 2005 and 2004, respectively.
13. Quarterly Financial Data (Unaudited)

September 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$247,586	$522,109	$365,984	$(18,425)
Operating loss	(1,040,276)	(1,157,417)	(1,264,991)	(2,573,104)
Net loss	(998,708)	(1,103,231)	(1,193,023)	(2,508,997)
Basic and diluted net loss per share	(.09)	(.09)	(.09)	(.19)

September 30, 2005
Net sales	$301,991	$239,449	$202,030	$428,776
Operating loss	(882,065)	(1,056,927)	(1,400,570)	(941,911)
Net loss	(866,600)	(1,026,635)	(1,356,558)	(898,397)
Basic and diluted net loss per share	(.09)	(.10)	(.12)	(.08)
In the fourth quarter of 2006, sales returns under contracts without right of return provisions, amounting to $161,500, were recorded for revenue recognized in the second and third quarters of 2006.
14. Subsequent Events
On October 23, 2006, the Company initiated a staged closure of its office in Danvers, Massachusetts. As part of this plan, the Company has laid off the employees in that office. The Company anticipates closing that office in April 2007, when its lease expires, and transitioning the operational functions from the Danvers office to its office in Arden Hills, Minnesota. The Company expects that this office consolidation and the related employee lay-offs will result in charges of between approximately $50,000 and $100,000, consisting primarily of employee-related costs.
On January 5, 2007, Medwave, Inc. received a NASDAQ Staff Deficiency Letter (the “Deficiency Letter”) from The NASDAQ Stock Market’s Listing Qualifications department (the “Staff”), notifying the Company that the closing price per share of its common stock was below the $1.00 minimum bid price requirement for 30 consecutive trading days and that, as a result, the Company no longer meets The NASDAQ Capital Market’s minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4) (the “Rule”). The Deficiency Letter also stated that, in accordance with Marketplace Rule 4310(c)(8)(D), the Company will be provided 180 calendar days, or until July 5, 2007, to regain compliance with the Rule. If at any time before July 5, 2007, the bid price of its common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, subject to Marketplace Rule 4310(c)(8)(E), the Company will be provided written notice that its common stock again complies with the Rule. If compliance with the Rule cannot be demonstrated by July 5, 2007, the Staff will determine whether the Company’s common stock meets The NASDAQ Capital Market’s initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company’s common stock meets the initial listing criteria, the Company will be given notice that it has been granted an additional 180 calendar-day period to comply with the Rule. If it is determined that the Company’s common stock is not eligible for this additional compliance period, the Company will be given notice that its common stock will be delisted from The NASDAQ Capital Market. At that time, the Company may appeal to a Listing Qualifications Panel the Staff’s determination to delist its common stock. The Company’s management and Board of Directors are considering various alternatives to address this issue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None
ITEM 9A. CONTROLS AND PROCEDURES:
As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (interim) who was, at the time, also the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including Chief Executive Officer (interim), concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 at the reasonable assurance level. The only change to the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that could have materially affected, or could be reasonably likely to materially affect its internal control over financial reporting was the resignation of the Company’s CEO, who had served as both the principal executive officer and principal financial officer for SEC reporting purposes. In conjunction with the former CEO’s resignation, the Company’s Board of Directors appointed one of the then current directors, Frank Katarow, as interim Chief Executive Officer. In addition, on January 8, 2007, Ramon Burton started as Medwave’s new Chief Financial Officer. Mr. Burton is also serving as Medwave’s principal financial and accounting officer and his responsibilities include financial reporting and internal controls.
ITEM 9B. OTHER INFORMATION:
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information in this Item is incorporated by reference to the Company’s Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION.
The information in this Item is incorporated by reference to the Company’s Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information in this Item is incorporated by reference to the Company’s Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

(a)(3) Exhibits. Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDWAVE, INC.
Date: January 16, 2007	By /s/ Frank Katarow
Frank Katarow,
Chief Executive Officer (interim)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Katarow Frank A. Katarow	Director and Chief Executive Officer (interim) (Principal Executive Officer)	January 16, 2007

/s/ Ramon L. Burton Ramon L. Burton	Chief Financial Officer (Principal Financial and Accounting Officer)	January 16, 2007

/s/ William D. Corneliuson William D. Corneliuson	Director (Chairman)	January 16, 2007

/s/ Solomon Aronson Solomon Aronson	Director	January 16, 2007

/s/ James C. Hawley James C. Hawley	Director	January 16, 2007

Medwave, Inc.
EXHIBIT INDEX
to
FORM 10-K FOR FISCAL YEAR ENDED SEPTEMBER 30, 2006

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.2	Amendment of Articles of Incorporation. (2)

3.3	Amended and Restated Bylaws. (1)

3.4	Amendments to Bylaws. (2)

4.1	Shareholder Rights Plan dated September 29, 2003. (10)

10.1	2004 Amended and Restated Stock Option Plan. * (4)

10.2	Form of Incentive Stock Option Agreements. * (8)

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors. * (8)

10.4	Critical Care Concepts Distributor Agreement. (5)

10.5	Agreement of Lease extension dated November 30, 1999 between the Company and AMB Property, L.P. (6)

10.6	Agreement of Lease extension dated March 21, 2002, between the Company and AMB Property, L.P. (7)

10.7	Agreement of Lease dated December 20, 2001 between the Company and Hawthorne North Realty Trust. (7)

10.8	Second Lease Modification and Extension Agreement dated April 12, 2004 between the Company and AMB Property, L.P. (8)

10.9	Commercial Lease dated April 12, 2004 between the Company and Hawthorne North Realty. (8)

10.10	Code of Ethics. (8)

10.11	Amendment to Commercial Lease dated January 20, 2005 between the Company and Hawthorne North Realty Trust. (9)

10.12	Third Lease Modification and Extension Agreement dated January 26, 2005 between the Company and AMB Property, L.P. (9)

10.13	Resignation Agreement between the Registrant and Timothy J. O’Malley, dated September 21, 2006. (11)

23.1	Consent of Carlin, Charron & Rosen, LLP. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

*	These items identify a management contract or compensatory plan.

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Reg. No. 33-96878C

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Reg. No. 333-103477

(3)	Filed herewith.

(4)	Incorporated by reference to Medwave, Inc.’s Schedule 14A filed on March 9, 2004.

(5)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 21, 2000.

(6)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

(7)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

(8)	Incorporated by reference to Medwave, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

(9)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

(11)	Incorporated by reference to Medwave, Inc.’s Current Report on Form 8-K, filed on September 21, 2006.