Form 10-Q
period 2006-12-31
MEDWAVE INC
filed 2007-02-14
CIK 876043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-28010
MEDWAVE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1493458 (IRS employer identification number)
4382 Round Lake Road West
Arden Hills, MN 55112
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of January 31, 2007 the issuer had 13,104,280 shares of Common Stock outstanding.

Medwave, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Medwave, Inc.
Balance Sheets

	December 31	September 30
	2006	2006

	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$2,832,899	$4,698,115
Accounts receivable, net	104,405	154,146
Inventories, net	929,897	860,435
Prepaid expenses and other current assets	115,178	113,112

Total current assets	3,982,379	5,825,808

Property and equipment:
Research and development equipment	46,295	36,814
Office equipment	177,465	175,011
Manufacturing and engineering equipment	597,966	599,592
Sales and marketing equipment	82,264	71,540
Leasehold improvements	71,109	71,109
Demonstration equipment	25,418	25,418

	1,000,517	979,484
Accumulated depreciation	(559,444)	(528,837)

Property and equipment, net	441,073	450,647

Total assets	$4,423,452	$6,276,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$201,816	$557,405
Accrued expenses	545,392	843,573
Accrued payroll and other related expenses	59,343	95,062
Deferred revenue	66,230	75,713

Total current liabilities	872,781	1,571,753

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares— December 31, 2006 —13,104,280 September 30, 2006 —13,094,280	131,042	130,942
Additional paid in capital	38,989,614	38,907,977
Accumulated deficit	(35,569,985)	(34,334,217)

Total stockholders’ equity	3,550,671	4,704,702

Total liabilities and stockholders’ equity	$4,423,452	$6,276,455

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Operations
(Unaudited)

	Three months ended December 31,
	2006	2005

Revenue:
Net Sales	$212,684	$247,586

Operating expenses:
Cost of sales and production	297,346	166,471
Research and development	178,634	229,342
Sales and marketing	510,281	476,602
General and administrative	505,244	415,447

Total Operating expenses:	1,491,505	1,287,862

Operating loss	(1,278,821)	(1,040,276)

Other income (expense):
Interest income	43,053	41,568

Net loss	$(1,235,768)	$(998,708)

Net loss per share — Basic and diluted	$(0.09)	$(0.09)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	13,099,063	11,475,416

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended December 31,
	2006	2005

Operating activities
Net loss	$(1,235,768)	$(998,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	74,337	114,148
Depreciation and amortization	30,607	18,988
Changes in operating assets and liabilities:
Accounts receivable	49,741	124,080
Inventories	(69,462)	(94,886)
Prepaid expenses	(2,066)	(27,917)
Accounts payable	(355,589)	(29,938)
Accrued liabilities	(333,900)	(68,021)
Deferred revenue	(9,483)	(4,872)

Net cash used in operating activities	(1,851,583)	(967,126)

Investing Activities
Purchase of property and equipment	(21,033)	(253,886)

Net cash used in investing activities	(21,033)	(253,886)

Financing Activities
Proceeds from issuance of common stock	7,400	—

Net cash provided by financing activities	7,400	—

Decrease in cash and cash equivalents	(1,865,216)	(1,221,012)
Cash and cash equivalents at beginning of period	4,698,115	5,424,078

Cash and cash equivalents at end of period	$2,832,899	$4,203,066

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Notes to Unaudited Financial Statements
December 31, 2006
1.	Basis of Presentation

The financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information have been included for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire fiscal year. Accordingly, these interim period condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Our cash and cash equivalents were $2,832,900 and $4,698,100 at December 31, 2006 and September 30, 2006. Management is presently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see note 8 to financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures; including closing its Danvers, Massachusetts office and related employee layoffs.

The Company continues to experience net losses and has an accumulated deficit of approximately $36,000,000 through December 31, 2006. The report of our independent registered public accounting firm contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern at September 30, 2006.

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

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	December 31,	September 30,
	2006	2006
Raw materials	$772,376	$587,770
Finished goods	235,521	332,665
Obsolescence reserve	(78,000)	(60,000)

Total	$929,897	$860,435

3.	Stockholders’ Equity

A summary of changes in stockholders’ equity for the three months ended December 31, 2006 is as follows:

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at September 30, 2006	13,094,280	$130,942	$38,907,977	$(34,334,217)	$4,704,702
Exercise of Stock Options	10,000	100	7,300	—	7,400
Share Based Compensation	—	—	74,337	—	74,337
Net Loss	—	—	—	(1,235,768)	(1,235,768)

Balance at December 31, 2006	13,104,280	$131,042	$38,989,614	$(35,569,985)	$3,550,671

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
The following table presents share-based compensation expenses in the Company’s unaudited statements of operations:

	Three months ended	Three months ended
	December 31,	December 31,
	2006	2005
Cost of sales and production	$1,892	$2,035
Research and development	10,486	16,918
Sales and marketing	9,483	26,385
General and administrative	52,476	68,810

Net share-based compensation expense	$74,337	$114,148

Effect on loss per share Basic and diluted	$(0.01)	$(0.01)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The weighted average grant date fair values of options granted during the three months ended December 31, 2006 and 2005 were $0.34 and $1.81, respectively, per share. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended	Three months ended
	December 31,	December 31,
	2006	2005
Expected option term (1)	6.25 yrs	6.25 yrs
Expected volatility factor (2)	85.07%	66.50%
Risk-free interest rate (3)	4.54%	4.14%
Expected annual dividend yield	0.0%	0.0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the weighted average of historical monthly price changes of the Company’s stock over the expected option term.

(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Stock Incentive Plans
At December 31, 2006, the Company had one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year contractual terms, vest annually over a four-year term and become fully exercisable at the end of four years of continued employment. The options are not transferable except by will or domestic relations orders.
At December 31, 2006, there were 838,673 shares available for future grants under the above stock option plan.

The following table sets forth the stock option transactions from September 30, 2006 to the present:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term

Balance at September 30, 2006	1,557,702	$3.78	5.9
Granted	100,000	0.45
Exercised	(10,000)	0.74
Canceled	(773,125)	4.64

Balance at December 31, 2006	874,577	2.68	6.6

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted
	Number of	Average of	Average		Average
Range of	Shares	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contract Life	Price	Exercisable	Price
$0.33 - 0.80	300,000	7.0 years	$0.64	200,000	$0.74
1.14 - 1.60	52,500	5.4 years	1.43	52,500	1.43
2.04 - 2.80	132,000	6.8 years	2.12	84,000	2.07
3.00 - 4.75	337,077	7.4 years	4.06	179,750	4.19
5.06 - 7.13	21,000	5.6 years	6.88	20,750	6.89
8.94 - 9.13	32,000	1.0 years	9.50	32,000	9.50

	874,577	6.6 years	2.97	569,000	3.19

The aggregated intrinsic value of options outstanding and vested at December 31, 2006 was $13,000 and $0 respectively. During the quarter ended December 31, 2006, the total intrinsic value of options exercised was $3,300 and the total cash received from the exercise of the options was $7,400.

The following table summarizes the status of Company’s non-vested options since September 30, 2006:

	Non-Vested Options
		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at September 30, 2006	338,952	$2.11
Granted	100,000	0.34
Vested (with intrinsic value of $188)	(5,250)	1.23
Forfeited	(128,125)	2.26

Non-vested at December 31, 2006	305,577	1.48

As of December 31, 2006, there was $288,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.7 years. The Company amortizes share-based compensation on a straight-line method.
Shareholder Rights Plan
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
3. Accrued expenses
Accrued expenses consist of the following:

	December 31	September 30
	2006	2006
Accrued severance	$16,543	$426,628
Professional fees	105,291	87,047
Customer refunds	263,630	173,150
Contract settlement	125,000	125,000
Other	34,928	31,748

	$545,392	$843,573

4. Net Loss Per Share
Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of common equivalent shares excluded from the calculation was 1,313,980 and 3,174,200 as of December 31, 2006 and 2005, respectively.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission and within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. The words “believe”, “expect”, “anticipate”, “intend”, “estimate”, and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Medwave to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Medwave undertakes no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Some of the risks and uncertainties that may cause our actual results to differ materially are those described in “Risk Factors” in Part 1, Item 1A. in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007.
This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month periods ended December 31, 2006 and 2005. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007.
Overview
Revenue was approximately $212,700 and $247,600 for the three-month periods ended December 31, 2006 and 2005, respectively, a decrease of 14%; however, the backorder carryover at December 31, 2006 was $150,000, consisting of new unfilled Fusion orders. Revenue from the North American market was approximately $200,500 and $229,900 for the three-month periods ended December 31, 2006 and 2005, respectively, representing a decrease of 12%. Revenue generated from patient monitors decreased 8% to $169,400 for the three-month period ended December 31, 2006 compared to $184,900 for the three-month period ended December 31, 2005. Revenue from international markets was approximately $12,200 and $17,700 for the three-month periods ended December 31, 2006 and 2005, respectively, representing a decrease of 31%. All international sales are transacted in U.S. dollars.
During 2005 and 2006, Medwave signed non-exclusive distributor agreements with third parties in order to increase market penetration of our product lines. The agreements provide coverage across territories in which a direct sales representative has not been assigned, but are closely managed by Medwave Territory Managers. The additional coverage includes the South-Atlantic states, Mid-Atlantic states, Northwestern states, and Mountain states.

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
Medwave has been dedicated to proving that our technology is a better way to measure a person’s blood pressure, which has been consistently validated in 15 clinical studies published and/or presented regarding our technology.
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
General
As of December 31, 2006, Medwave employed 22 full-time employees and three part-time employees. We have recently initiated the staged closure of our former corporate office in Danvers, Massachusetts. We anticipate closing this office by April 2007 by which point we will have transitioned all of our operating functions to our office in Arden Hills, Minnesota.
Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The transducer, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. As of December 31, 2006, twenty-six (26) U.S. patents relating to Medwave’s blood pressure technology have been granted, and eight (8) U.S. patent applications are pending. We have also been granted ten (10) foreign patents within the European Patent Office, India, and Japan, with an additional six (6) pending patent applications within the European Patent Office, China, Hong Kong, and Japan.
Recent Developments
FusionTM — FusionTM is our new vital signs monitoring platform replacing the Vasotrac monitor. We completed clinical trials and validations and have received FDA 510(k) clearance to begin marketing FusionTM. FusionTM was launched to the sales force in the first quarter of the current fiscal year and shipments began in November 2006. FusionTM contains our core blood pressure technology, our sensors, and employs our algorithms to offer numerous technological advantages to the vital signs monitoring market. In addition to our core blood pressure technology, Fusion offers options to monitor oxygen saturation, temperature and a printer. The company is in the process of adding dealers and manufacturing rep groups in strategic locations through out the country to achieve an increased sales presence of the recently launched Fusion product. This allows FusionTM to compete in the vital signs market place.
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
OEM module — Our OEM solutions address the integrated non-invasive blood pressure module market. Our goal is to present joint integrated solutions to patient monitoring, defibrillator and other medical device companies and ultimately sign additional supplier agreements. Medwave’s sensor based OEM solutions provide us with significant competitive advantages over cuff based companies in the OEM arena. We have been placing additional emphasis on our OEM efforts. Analogic Corporation signed a Supplier and License Agreement in June 2005. This agreement allows Analogic to integrate Medwave’s sensor-based technology into their patient monitoring suite of products. Analogic has successfully integrated Medwave’s technology. They introduced the product at the 2006 American Society of Anesthesiology convention and expect to commercially launch their product sometime early in 2007.
Results of Operations
The results of operations compares the three months ended December 31, 2006 and 2005. The analysis of liquidity and capital resources compares December 31, 2006 to September 30, 2006.
Revenue was approximately $212,700 and $247,600 for the quarters ended December 31, 2006 and 2005, respectively, a decrease of 14%. This decrease was due to the discontinuance of the Vasotrac® systems.

Cost of Sales and Production
	December 31,	December 31,
	2006	2005

Cost of Sales and Production	$297,300	$166,500

Percent change from previous year: Incr/(Decr)	78.6%	(41.7%)
The majority of the 2006 increase reflects an increase in depreciation expense due to tooling purchases and production scrap expenses from the discontinuation of the Vasotrax product line. In addition, $70,000 in other obsolete inventory was written off during the quarter ended December 31, 2006. The majority of the 2005 decrease reflects a reclassification of employee expenses as job responsibilities shifted to functions that are not directly related to manufacturing activity. Overall material costs decreased based on volume purchasing resulting in a lower Cost of Goods Sold of 40% compared to 60% in the prior year.

Research and Development
	December 31,	December 31,
	2006	2005

Research and Development	$178,600	$229,300

Percent change from previous year: Incr/(Decr)	(22.1%)	55.6%
The 2006 decrease primarily relates to a decrease in outside services and clinical consulting expenses, which were higher last year due to new product design expenses. The 2005 increase primarily relates to an increase in outside services due to the hiring of an industrial design firm.

Sales and Marketing
	December 31,	December 31,
	2006	2005

Sales and Marketing	$510,300	$476,600

Percent change from previous year: Incr/(Decr)	7.1%	(9.7%)
The increase in sales and marketing expense from 2005 to 2006 primarily relates to an increase in advertising services due to the hiring of an outside marketing firm and increased expenses for trade shows during the quarter. This increase was offset by a decrease in salaries due to the lateral move of a sales manager into a business development role. The recognition of stock-based compensation expense for 2005 added to sales and marketing expenses by $26,400 but was offset by expanding our sales strategy of partnering with dealers and agents, creating a substantial decrease in salaries, benefits and travel expenses. Consulting fees for 2005 increased approximately $25,000 for fees related to clinical and validation studies.

General and Administrative
	December 31,	December 31,
	2006	2005

General and Administrative	$505,200	$415,500

Percent change from previous year: Incr/(Decr)	21.6%	86.2%
Increases for 2006 relate to severance payments due to the Danvers closing and associated moving expenses. In addition we had increased expenses associated with outside services relating to accounting services. The allowance for doubtful accounts was increased by $20,000 because of the doubtful status of collection of two accounts receivable balances. The recognition of stock-based compensation expense for 2005 added to general and administrative expenses by $68,800, which accounted for 30.8% of the noted increase. For 2005, the allocation between employees and non-employee directors was $21,000 and $47,800, respectively. Salaries increased due to the addition of the Vice President of Finance and the reclassification of expenses pertaining to employees who were performing administrative tasks versus manufacturing activity. Other increases for 2005 were reflected in the activity pertaining to legal fees, travel and IT maintenance.
Interest income was $43,100 and $41,600 for the quarters ended December 31, 2006 and 2005, respectively. This increase is a direct result of increased cash invested due to the February 2006 financing.
Liquidity and Capital Resources
Our cash and cash equivalents were $2,832,900 and $4,698,100 at December 31, 2006 and September 30, 2006. Management is presently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see note 8 to financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures; including closing its Danvers, Massachusetts office and related employee layoffs.

The Company continues to experience net losses and has an accumulated deficit of approximately $36,000,000 through December 31, 2006. The report of our independent registered public accounting firm contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern at September 30, 2006.
We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. There can be no assurance that we will be able to receive such funds on acceptable terms.
Cash flows used in operations increased to $1,851,600 for the three months ended December 31, 2006 from $967,100 for the three months ended December 31, 2005, an increase of $884,500. The majority of this decrease was due to the costs associated with production, additional sales and marketing expenses, severance payments and facilities expense. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation and share-based compensation expense.
Cash flows used in investing activities decreased to $21,000 for the three months ended December 31, 2006 from $253,900 for the three months ended December 31, 2005. This decrease reflects fewer purchases of equipment in 2006.
Cash proceeds from financing activities for the quarters ended December 31, 2006 was $7,400 from the exercise of common stock options. There were no financing activities for the quarter ended December 31, 2005.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption “Contractual Obligations” shows the amount of our operating lease payments by year.
Contractual Obligations
The following summarizes our contractual obligations at December 31, 2006 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS	3-5 YEARS

Operating lease commitments.	$400,300	$112,700	$229,500	$58,100

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
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs may exceed the recorded allowance.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (interim) who was, at the time, also the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including Chief Executive Officer (interim), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 at the reasonable assurance level. On January 8, 2007, Ramon Burton started as Medwave’s new Chief Financial Officer. Mr. Burton is also serving as Medwave’s principal financial and accounting officer and his responsibilities include financial reporting and internal controls.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable.
ITEM 1A. Risk Factors
Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any equity securities in the period covered by this report.
ITEM 3. Defaults upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
Not applicable.
ITEM 5. Other Information
(A)	Not applicable.

(B)	During the period covered by this report, there were no material changes to the Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. Exhibits
(A)	EXHIBITS:

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (2)

3.3	Amended and Restated Bylaws (1)

3.4	Amendments to Bylaws (2)

4.1	Shareholders Rights Plan dated September 29, 2003 (3)

10.1	Form of Securities Purchase Agreement dated February 10, 2005 in and among Medwave, Inc. and the Investors named therein (4)

31.1	Certification of the principal executive officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of the principal financial officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (6)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form SB-2, Registration No. 33-96878C.

(2)	Incorporated by reference to Medwave, Inc.’s Registration Statement on Form S-3, Registration No. 333-103477.

(3)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

(4)	Incorporated by reference to Medwave, Inc.’s Current Report on Form 8-K filed on February 11, 2005.

(5)	Incorporated by reference to Medwave, Inc.’s Quarterly Report on Form 10-Q filed on May 13, 2005.

(6)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2007	Medwave, Inc.
	By:	/s/ Frank A. Katarow
Frank A. Katarow
Chief Executive Officer (interim) (Principal Executive Officer)

	By:	/s/ Ramon L Burton
Ramon L. Burton
Chief Financial Officer (Principal Financial Officer)