Form 10-Q
period 2007-03-31
MEDWAVE INC
filed 2007-05-29
CIK 876043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2007 the issuer had 13,104,280 shares of Common Stock outstanding.

Medwave, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

Medwave, Inc.
Balance Sheets

	March 31	September 30
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,211,490	$4,698,115
Accounts receivable, net	98,962	154,146
Inventories, net	754,075	860,435
Prepaid expenses and other current assets	98,740	113,112

Total current assets	3,163,267	5,825,808

Property and equipment:
Research and development equipment	46,295	36,814
Office equipment	177,465	175,011
Manufacturing and engineering equipment	597,966	599,592
Sales and marketing equipment	82,264	71,540
Leasehold improvements	71,109	71,109
Demonstration equipment	25,418	25,418

	1,000,517	979,484
Accumulated depreciation	(590,941)	(528,837)

Property and equipment, net	409,576	450,647

Total assets	$3,572,843	$6,276,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$194,192	$557,405
Accrued expenses	367,014	843,573
Accrued payroll and other related expenses	82,152	95,062
Deferred revenue	61,358	75,713

Total current liabilities	704,716	1,571,753

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000
Issued and outstanding shares- March 31, 2007 -13,104,280 September 30, 2006 -13,094,280	131,042	130,942
Additional paid in capital	39,060,073	38,907,977
Accumulated deficit	(36,322,988)	(34,334,217)

Total stockholders’ equity	2,868,127	4,704,702

Total liabilities and stockholders’ equity	$3,572,843	$6,276,455

The accompanying notes are an integral part of these unaudited financial statements.

Statements of Operations
(Unaudited)

	Three months ended March 31		Six months ended March 31
	2007	2006	2007	2006
Revenue:
Net sales	$252,327	$522,109	$465,011	$769,695

Operating expenses:
Cost of sales and production	274,951	393,378	572,296	559,849
Research and development	138,154	239,254	316,788	468,596
Sales and marketing	265,739	520,791	776,020	997,393
General and administrative	356,316	526,103	861,561	941,550

Total operating expenses:	1,035,160	1,679,526	2,526,665	2,967,388

Operating loss	(782,833)	(1,157,417)	(2,061,654)	(2,197,693)

Interest income	29,830	54,186	72,883	95,754

Net loss	$(753,003)	$(1,103,231)	$(1,988,771)	$(2,101,939)

Net loss per share — Basic and diluted	$(0.06)	$(0.09)	$(0.15)	$(0.18)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	13,104,280	12,158,617	13,101,643	11,813,263

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.
Statements of Cash Flows
(Unaudited)

	Six months ended March 31,
	2007	2006
Operating activities
Net loss	$(1,988,771)	$(2,101,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	144,796	251,128
Depreciation and amortization	62,104	54,251
Changes in operating assets and liabilities:
Accounts receivable	55,184	(56,956)
Inventories	106,360	(196,011)
Prepaid expenses and other current assets	14,372	(66,710)
Accounts payable	(363,213)	453,957
Accrued liabilities	(489,469)	(11,583)
Deferred revenue	(14,355)	(649)

Net cash used in operating activities	(2,472,992)	(1,674,512)

Investing Activities
Purchase of property and equipment	(21,033)	(272,616)

Net cash used in investing activities	(21,033)	(272,616)

Financing Activities
Proceeds from issuance of common stock	7,400	4,072,854

Net cash provided by financing activities	7,400	4,072,854

Decrease in cash and cash equivalents	(2,486,625)	2,125,726
Cash and cash equivalents at beginning of period	4,698,115	5,424,078

Cash and cash equivalents at end of period	$2,211,490	$7,549,804

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Notes to Unaudited Financial Statements
March 31, 2007
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
Our cash and cash equivalents were $2,211,490 and $4,698,115 at March 31, 2007 and September 30, 2006. Management is presently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see note 8 to financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures; including closing its Danvers, Massachusetts office and related employee layoffs.
The Company continues to experience net losses and has an accumulated deficit of approximately $36,300,000 through March 31, 2007. The report of our independent registered public accounting firm contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern at September 30, 2006.
We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. We have begun a process to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the expiration of strategic alternatives unless and until the Board of Directors has approved a specific transaction.

2. Inventories
Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	March 31,	September 30,
	2007	2006
Raw materials	$496,987	$587,770
Finished goods	317,088	332,665
Obsolescence reserve	(60,000)	(60,000)

Total	$754,075	$860,435

3. Stockholders’ Equity
A summary of changes in stockholders’ equity for the six months ended March 31, 2007 is as follows:

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance at September 30, 2006	13,094,280	$130,942	$38,907,977	$(34,334,217)	$4,704,702
Exercise of Stock Options	10,000	100	7,300	—	7,400
Share Based Compensation	—	—	144,796	—	144,796
Net Loss	—	—	—	(1,988,771)	(1,988,771)
Balance at March 31, 2007	13,104,280	$131,042	$39,060,073	$(36,322,988)	$2,868,127
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

The following table presents share-based compensation expenses in the Company’s unaudited statements of operations:

	Three months ended March 31		Six months ended March 31
	2007	2006	2007	2006
Cost of sales and production	$1,572	$2,035	$3,464	$5,583
Research and development	10,033	16,918	20,519	34,538
Sales and marketing	6,566	26,385	16,049	57,195
General and administrative	52,288	68,809	104,764	153,812

Net share-based compensation expense	$70,459	$114,147	$144,796	$251,128

Effect on loss per share Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months and six months ended March 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The weighted average grant date fair values of options granted were $0.32 and $1.90 for the three months ended March 31, 2007 and 2006 respectively, and $0.33 and $1.87 for the six months ended March 31, 2007 and 2006 respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended March 31		Six months ended March 31
	2007	2006	2007	2006
Expected option term (1)	6.25 yrs	5.88	6.25 yrs	5.88
Expected volatility factor (2)	85.07%	66.50%	85.07%	66.50%
Risk-free interest rate (3)	4.54%	4.38%	4.67%	4.38%
Expected annual dividend yield	0.0%	0.0%	0.0%	0.0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.
(2)	The stock volatility for each grant is determined based on the weighted average of historical monthly price changes of the Company’s stock over the expected option term.
(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock Incentive Plans
At March 31, 2007, the Company had one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year contractual terms, vest annually over a four-year term and become fully exercisable at the end of four years of continued employment. The options are not transferable except by will or domestic relations orders.
At March 31, 2007, there were 695,673 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions from September 30, 2006 to March 31, 2007:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term
Balance at September 30, 2006	1,557,702	$3.78	5.9
Granted	100,000	0.45
Exercised	(10,000)	0.74
Canceled	(773,125)	4.64

Balance at December 31, 2006	874,577	2.68	6.6
Granted	150,000	0.43
Exercised	—
Canceled	(7,000)	2.16

Balance at March 31, 2007	1,017,577	2.36	7.0

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted
	Number of	Average of	Average		Average
Range of	Shares	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contract Life	Price	Exercisable	Price
0.33 - 0.80	450,000	7.0 years	$0.57	200,000	$0.74

1.14 - 1.60	52,500	5.4 years	1.43	52,500	1.43

2.04 - 2.80	125,000	6.8 years	2.12	83,750	2.08

3.00 - 4.75	337,077	7.4 years	4.06	200,394	4.14

5.06 - 7.13	21,000	5.6 years	6.88	20,750	6.89

8.94 - 9.13	32,000	1.0 years	8.95	32,000	8.95

	1,017,577	7.0 years	2.36	589,394	2.81

Options outstanding and vested at March 31, 2007 had no intrinsic value. During the quarter ended March 31, 2007, no options were exercised.
The following table summarizes the status of Company’s non-vested options since September 30, 2006:

		Weighted
	Number of	Average
	Shares	Fair Value
Non-vested at September 30, 2006	338,952	$2.11
Granted	100,000	0.34
Vested (with intrinsic value of $188)	(5,250)	1.23
Forfeited	(128,125)	2.26

Non-vested at December 31, 2006	305,577	1.48
Granted	150,000	0.32
Vested (with intrinsic value of $0)	(20,394)	1.93
Forfeited	(7,000)	1.57

Non-vested at March 31, 2007	428,183	1.05

As of March 31, 2007, there was $260,633 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 1.8 years. The Company amortizes share-based compensation on a straight-line method.

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
3. Accrued expenses
Accrued expenses consist of the following:

	March 31	September 30
	2007	2006
Accrued severance	$—	$426,628
Professional fees	95,744	87,047
Customer refunds	245,430	173,150
Contract settlement	—	125,000
Other	25,840	31,748

	$367,014	$843,573

4. Net Loss Per Share
Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of options and warrants excluded from the calculation was 1,421,980 and 2,906,228 as of March 31, 2007 and 2006, respectively.
5. Recent Accounting Pronouncements
On October 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based upon the technical merits of the position. As discussed in the financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measures. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations. SFAS 157 is effective for the Company’s interim reporting period beginning October 1, 2007.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not believe the adoption of SFAS 159 will have a material impact on its financial condition or results of operations. SFAS 159 is effective for the Company’s interim reporting period beginning October 1, 2008.
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
This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month and six-month periods ended March 31, 2007 and 2006. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007.
Overview
Revenue was approximately $465,000 and $769,700 for the six-month periods ended March 31, 2007 and 2006, respectively, a decrease of 39.6%. Revenue from the North American market was approximately $434,700 and $719,600 for the six-month periods ended March 31, 2007 and 2006, respectively, representing a decrease of 39.6% Revenue from international markets was approximately $30,300 and $50,100 for the six-month periods ended March 31, 2007 and 2006, respectively, representing a decrease of 39.6%. All international sales are transacted in U.S. dollars.
During 2006, Medwave signed non-exclusive distributor agreements with third parties in order to increase market penetration of our product lines. The agreements provide coverage across territories in which a direct sales representative has not been assigned, but are closely managed by Medwave Territory Managers. The additional coverage includes the South-Atlantic states, Mid-Atlantic states, Northwestern states, and Mountain states.
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

General
As of March 31, 2007, Medwave employed 18 full-time employees and two part-time employees. We have recently closed our former corporate office in Danvers, Massachusetts. We have transitioned all of our operating functions to our office in Arden Hills, Minnesota.
Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The transducer, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. As of March 31, 2007, twenty-six (26) U.S. patents relating to Medwave’s blood pressure technology have been granted, and eight (8) U.S. patent applications are pending. We have also been granted ten (10) foreign patents within the European Patent Office, India, and Japan, with an additional six (6) pending patent applications within the European Patent Office, China, Hong Kong, and Japan.
Recent Developments
FusionTM — FusionTM is our new vital signs monitoring platform replacing the Vasotrac monitor. We completed clinical trials and validations and have received FDA 510(k) clearance to begin marketing FusionTM. FusionTM was launched to the sales force in the first quarter of the current fiscal year and shipments began in November 2006. FusionTM contains our core blood pressure technology, our sensors, and employs our algorithms to offer numerous technological advantages to the vital signs monitoring market. In addition to our core blood pressure technology, Fusion offers options to monitor oxygen saturation, temperature and a printer. The company is in the process of adding dealers and manufacturing representative groups in strategic locations throughout the country to achieve an increased sales presence of the recently launched Fusion product. This allows FusionTM to compete in the vital signs market place.
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
OEM module — Our OEM solutions address the integrated non-invasive blood pressure module market. Our goal is to present joint integrated solutions to patient monitoring, defibrillator and other medical device companies and ultimately sign additional supplier agreements. Medwave’s sensor based OEM solutions provide us with significant competitive advantages over cuff based companies in the OEM arena. We have been placing additional emphasis on our OEM efforts. Analogic Corporation signed a Supplier and License Agreement in June 2005. This agreement allows Analogic to integrate Medwave’s sensor-based technology into their patient monitoring suite of products. Analogic has successfully integrated Medwave’s technology. They introduced the product at the 2006 American Society of Anesthesiology convention and expect to commercially launch their product sometime in 2007.

Results of Operations
The results of operations compares the three months and six months ended March 31, 2007 and 2006. The analysis of liquidity and capital resources compares March 31, 2007 to September 30, 2006.
Revenue was approximately $252,300 and $465,000 for the three months and six months ended March 31, 2007 compared to $522,100 and $769,700 for the three months and six months ended March 31, 2006 respectively. This decrease was due to the discontinuance of certain product lines.
Cost of Sales and Production

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of Sales and Production	$275,000	$393,400	$572,300	$559,800

Percent change from previous year:
Incr/-Decr	-30.1%		2.2%
The majority of the decrease between the three-month periods ended March 31, 2007 and 2006 reflects a decrease in sales of various product lines. The majority of the increase between the six-month periods ended March 31, 2007 and 2006 reflects an increase in depreciation expense due to tooling purchases and production scrap expenses from the discontinuation of the Vasotrax product line. In addition, $70,000 in obsolete inventory was written off during the quarter ended December 31, 2006.
Research and Development

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Research and Development	$138,200	$239,300	$316,800	$468,600

Percent change from previous year:
Incr/-Decr	-42.2%		-32.4%
The 2007 decrease primarily relates to a decrease in outside services and clinical consulting expenses, which were higher last year due to new product design expenses.
Sales and Marketing

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales and Marketing	$265,700	$520,800	$776,000	$997,400

Percent change from previous year:
Incr/-Decr	-49.0%		-22.2%
The decrease in sales and marketing expense from 2006 to 2007 primarily relates to a decrease in salaries due to the lay-off of sales personnel and reductions in advertising services.

General and Administrative

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
General and Administrative	$356,300	$526,100	$861,600	$941,500

Percent change from previous year:
Incr/-Decr	-32.3%		-8.5%
Expenses for 2007 include severance payments due to the Danvers closing and associated moving expenses. In addition we had increased expenses associated with outside services relating to accounting services. The overall decrease is due to a reduction in salaries due to the lay-off of administrative personnel.
Interest income was $29,800 and $72,900 for the three months and six months ended March 31, 2007, respectively.
Liquidity and Capital Resources
Our cash and cash equivalents were $2,211,500 and $4,698,100 at March 31, 2007 and September 30, 2006 respectively. Management is presently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see note 8 to financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures; including closing its Danvers, Massachusetts office and related employee layoffs.
The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve-month period and future sales forecast. Although the company makes every effort to ensure accuracy of its forecast of future product demands, the newly introduced product, Fusion, has a limited historical usage. Any significant unanticipated change in demand could have a significant impact of the value of its inventory and its reported operating results.
The Company continues to experience net losses and has an accumulated deficit of approximately $36,000,000 through March 31, 2007. The report of our independent registered public accounting firm that was filed with our Annual Report on Form 10-K for the year ended September 30, 2006 contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern at September 30, 2006.
We will need to raise additional capital to fund our long-term operations if we do not begin to realize an operating profit. We have begun a process to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the expiration of strategic alternatives unless and until the Board of Directors has approved a specific transaction.
Cash flows used in operations were $2,473,000 for the six months ended March 31, 2007 compared to $1,674,500 for the six months ended March 31, 2006. The majority of this increase was due to the costs associated with severance payments. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expense for depreciation and share-based compensation expense.

Cash flows used in investing activities decreased to $21,000 for the six months ended March 31, 2007 from $272,600 for the six months ended March 31, 2006. This decrease reflects fewer purchases of equipment in 2007.
Cash proceeds from financing activities for the six months ended March 31, 2007 was $7,400 from the exercise of common stock options, compared to $4,072,800 for the six months ended March 31, 2006.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption “Contractual Obligations” shows the amount of our operating lease payments by year.
Contractual Obligations
The following summarizes our contractual obligations at March 31, 2007 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS	3-5 YEARS
Operating lease commitments	$372,200	$113,000	$230,200	$29,000
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
Income Taxes. The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities as well as net operating loss and tax credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets may be reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.
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
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months and six months ended March 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of March 31, 2007 is adequate. However, actual write-offs may exceed the recorded allowance.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes since the end of the preceding fiscal year to the date of the interim balance sheet provided herein.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances many of which we have little or no control over. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006 and subsequent filings with the SEC, as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. In addition to those statements set forth in our Annual Report on Form 10-K, we set forth the following additional risks and uncertainties related to our business.
Ramon Burton, our Chief Financial Officer, recently submitted his resignation which may adversely impact our business.
Our former Chief Financial Officer, Ramon Burton, resigned effective April 24, 2007. Mr. Burton had served as our principal financial officer for reporting purposes under Securities and Exchange Commission rules and regulations. Mr. Burton’s resignation may adversely affect our internal controls as well as our ability to execute our business strategy, manage our growth or compete effectively. Upon Mr. Burton’s resignation, Frank Katarow, our interim Chief Executive Officer, began to again serve as our principal financial officer. We cannot assure you that we will be able to replace Mr. Burton with an equally skilled and experienced professional.
ITEM 4. Submission of Matters to a Vote of Security Holders
On March 19, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected William D. Corneliuson to the Board of Directors to serve for a three-year term as a Class II Director. There were 13,104,280 shares of common stock entitled to vote and a total of 10,825,119 shares (82.6%) were represented at the meeting. 10,613.917 votes were cast for Mr. Corneliuson, 211,202 votes were cast to withhold authority for Mr. Corneliuson and 2,279,161 shares were not voted. Dr. Solomon Aronson, James C. Hawley, and Frank Katarow continue to serve as directors of the Company.

ITEM 6. Exhibits
(A) EXHIBITS:

Exhibit
Number	Description
3.1	Certificate of Incorporation (1)

3.3	Bylaws (1)

4.1	Shareholders Rights Plan dated September 29, 2003 (2)

10.1	2007 Retention Program (3)

31.1	Certification of the principal executive officer and principal financial officer, pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on August 4, 2003.

(2)	Incorporated by reference to Medwave, Inc.’s Form 8-A12G filed on October 3, 2003.

(3)	Incorporated by reference to Medwave, Inc.’s Current Report on Form 8-K filed on April 20, 2007.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2007	Medwave, Inc.
	By:	/s/ Frank A. Katarow
Frank A. Katarow
Chief Executive Officer (interim) (Principal Executive Officer and Principal Accounting Officer)