Form 10-Q
period 2007-06-30
MEDWAVE INC
filed 2007-08-14
CIK 876043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007;
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
Yes ☐ No ☑
As of August 8, 2007 the issuer had 13,104,280 shares of Common Stock outstanding.

Medwave, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

Medwave, Inc.
Balance Sheets

	June 30	September 30
	2007	2006

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,465,233	$4,698,115
Accounts receivable, net	78,015	154,146
Inventories, net	501,494	860,435
Prepaid expenses and other current assets	83,077	113,112

Total current assets	2,127,819	5,825,808

Property and equipment:
Research and development equipment	46,295	36,814
Office equipment	161,115	175,011
Manufacturing and engineering equipment	173,336	599,592
Sales and marketing equipment	13,932	71,540
Leasehold improvements	57,524	71,109
Demonstration equipment	—	25,418

	452,202	979,484
Accumulated depreciation	(315,115)	(528,837)

Property and equipment, net	137,087	450,647

Total assets	$2,264,906	$6,276,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,594	$557,405
Accrued expenses	162,093	843,573
Accrued payroll and other related expenses	231,592	95,062
Deferred revenue	43,469	75,713

Total current liabilities	487,748	1,571,753

Stockholders’ equity:
Common stock, .01 par value:
Authorized shares—50,000,000 Issued and outstanding shares— June 30, 2007 —13,104,280 September 30, 2006 —13,094,280	131,042	130,942
Additional paid in capital	39,095,153	38,907,977
Accumulated deficit	(37,449,037)	(34,334,217)

Total stockholders’ equity	1,777,158	4,704,702

Total liabilities and stockholders’ equity	$2,264,906	$6,276,455

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006

Revenue:
Net sales	$117,080	$365,984	$582,091	$1,135,679

Operating expenses:
Cost of sales and production	588,082	243,714	1,160,378	803,563
Research and development	208,225	250,440	525,013	719,036
Sales and marketing	152,433	636,601	928,453	1,633,994
General and administrative	314,822	500,220	1,176,383	1,441,770

Total operating expenses:	1,263,562	1,630,975	3,790,227	4,598,363

Operating loss	(1,146,482)	(1,264,991)	(3,208,136)	(3,462,684)

Interest income	20,433	71,968	93,316	167,722

Net loss	$(1,126,049)	$(1,193,023)	$(3,114,820)	$(3,294,962)

Net loss per share — Basic and diluted	$(0.09)	$(0.09)	$(0.24)	$(0.27)

Weighted average number of common and common equivalent shares outstanding — basic and diluted	13,104,280	13,094,280	13,102,522	12,240,268

The accompanying notes are an integral part of these financial statements.

Medwave, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months ended June 30,
	2007	2006

Operating activities
Net loss	$(3,114,820)	$(3,294,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash share-based compensation expense	179,876	374,686
Depreciation and amortization	93,417	93,704
Asset impairment	241,178	—
Provision for inventory obsolescence	250,000	—
Changes in operating assets and liabilities:
Accounts receivable	76,131	(85,354)
Inventories	108,941	(266,096)
Prepaid expenses and other current assets	30,035	(35,662)
Accounts payable	(506,812)	(110,835)
Accrued liabilities	(544,949)	2,648
Deferred revenue	(32,244)	(7,884)

Net cash used in operating activities	(3,219,247)	(3,329,755)

Investing Activities
Purchase of property and equipment	(21,035)	(290,755)

Net cash used in investing activities	(21,035)	(290,755)

Financing Activities
Proceeds from issuance of common stock	7,400	4,072,854

Net cash provided by financing activities	7,400	4,072,854

Increase (decrease) in cash and cash equivalents	(3,232,882)	452,344
Cash and cash equivalents at beginning of period	4,698,115	5,424,078

Cash and cash equivalents at end of period	$1,465,233	$5,876,422

The accompanying notes are an integral part of these unaudited financial statements.

Medwave, Inc.
Notes to Unaudited Financial Statements
June 30, 2007
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

Our cash and cash equivalents were $1,465,233 and $4,698,115 at June 30, 2007 and September 30, 2006. Management is presently implementing strategies designed to contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see note 8 to financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures; including closing its Danvers, Massachusetts office and employee layoffs.

The Company continues to experience net losses and has an accumulated deficit of approximately $37,500,000 through June 30, 2007. The report of our independent registered public accounting firm contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern at September 30, 2006.

We will need to raise additional capital to fund our long-term operations. We have begun a process to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction.

2.	Inventories

Inventories which consist of material, labor and overhead are valued at the lower of cost or market on the first-in, first-out (FIFO) method and consist of the following:

	June 30,	September 30,
	2007	2006

Raw materials	$603,347	$587,770

Finished goods	205,469	332,665

Obsolescence reserve	(310,000)	(60,000)

Total	$501,494	$860,435

3.	Stockholders’ Equity
A summary of changes in stockholders’ equity for the nine months ended June 30, 2007 is as follows:

	Common Stock
	.01 Par Value		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at September 30, 2006	13,094,280	$130,942	$38,907,977	$(34,334,217)	$4,704,702
Exercise of Stock Options	10,000	100	7,300	—	7,400
Share Based Compensation	—	—	179,876	—	179,876
Net Loss	—	—	—	(3,114,820)	(3,114,820)
Balance at June 30, 2007	13,104,280	$131,042	$39,095,153	$(37,449,037)	$1,777,158
Share-based payment
The Company accounts for share based compensation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The following table presents share-based compensation expenses in the Company’s unaudited statements of operations:

	Three months ended June 30		Nine months ended June 30
	2007	2006	2007	2006

Cost of sales and production	$903	$2,295	$4,367	$7,878
Research and development	7,583	15,836	28,102	50,374
Sales and marketing	5,753	28,555	21,802	85,750
General and administrative	20,841	76,872	125,605	230,684

Net share-based compensation expense	$35,080	$123,558	$179,876	$374,686

Effect on loss per share Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the nine months ended June 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The weighted average grant date fair values of options granted were $0.33 and $1.93 for the nine months ended June 30, 2007 and 2006 respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended	Nine months ended
	June 30,	June 30,
	2007	2006
Expected option term (1)	6.25 yrs.	5.81 yrs.
Expected volatility factor (2)	85.07%	81.18%
Risk-free interest rate (3)	4.67%	4.53%
Expected annual dividend yield	0.0%	0.0%

(1)	The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)	The stock volatility for each grant is determined based on the weighted average of historical monthly price changes of the Company’s stock over the expected option term.

(3)	The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock Incentive Plans
At June 30, 2007, the Company had one stock option plan that includes both incentive stock options and non-qualified stock options to be granted to certain eligible employees, non-employee directors, or consultants of the Company. The maximum number of shares currently reserved for issuance is 2,450,000 shares. A majority of the options granted have ten-year contractual terms, vest annually over a four-year term and become fully exercisable at the end of four years of continued employment. The options are not transferable except by will or domestic relations orders.
At June 30, 2007, there were 741,500 shares available for future grants under the above stock option plan.
The following table sets forth the stock option transactions from September 30, 2006 to June 30, 2007:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Term

Balance at September 30, 2006	1,557,702	$3.78	5.9 yrs.
Granted	100,000	0.45
Exercised	(10,000)	0.74
Canceled	(773,125)	4.64

Balance at December 31, 2006	874,577	2.68	6.6
Granted	150,000	0.43
Exercised	—
Canceled	(7,000)	2.16

Balance at March 31, 2007	1,017,577	2.36	7.0
Granted	—
Exercised	—
Canceled	(45,827)	3.53

Balance at June 30, 2007	971,750	2.30	6.8

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Vested Options
		Weighted	Weighted		Weighted
	Number of	Average of	Average		Average
Range of	Shares	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contract Life	Price	Exercisable	Price

$0.33 - 0.80	450,000	7.5 years	$0.57	200,000	$0.74

1.14 - 1.60	52,500	4.9 years	1.43	52,500	1.43

2.04 - 2.80	110,000	6.2 years	2.12	96,250	2.08

3.00 - 4.75	307,250	6.9 years	4.05	218,000	4.04

5.06 - 7.13	20,000	5.0 years	6.94	20,000	6.94

8.94 - 9.13	32,000	1.8 years	8.95	32,000	8.95

	971,750	6.8 years	2.30	618,750	2.80

Options outstanding and vested at June 30, 2007 had no intrinsic value. During the quarter ended June 30, 2007, no options were exercised.
The following table summarizes the status of Company’s non-vested options since September 30, 2006:

	Non-Vested Options
		Weighted
	Number of	Average
	Shares	Fair Value

Non-vested at September 30, 2006	338,952	$2.11
Granted	100,000	0.34
Vested (with intrinsic value of $188)	(5,250)	1.23
Forfeited	(128,125)	2.26

Non-vested at December 31, 2006	305,577	1.48
Granted	150,000	0.32
Vested (with intrinsic value of $0)	(20,394)	1.93
Forfeited	(7,000)	1.57

Non-vested at March 31, 2007	428,183	1.05
Granted	—
Vested (with intrinsic value of $0)	(51,375)	1.65
Forfeited	(23,808)	1.88

Non-vested at June 30, 2007	353,000	0.91

As of June 30, 2007, there was $173,062 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a weighted average period of 2.3 years. The Company amortizes share-based compensation on a straight-line method.

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
3. Accrued expenses
Accrued expenses consist of the following:

	June 30	September 30
	2007	2006
Accrued severance	$—	$426,628
Professional fees	50,917	87,047
Customer refunds	65,718	173,150
Contract settlement	—	125,000
Other	45,458	31,748

	$162,093	$843,573

4. Net Loss Per Share
Net loss per share is based on the weighted average number of common shares outstanding in each year. Diluted earnings per share (EPS) is similar to basic EPS, except that the weighted average of common shares outstanding is increased to include the additional common shares that would have been outstanding if the potential dilutive common shares, consisting of shares of those stock options and warrants for which market price exceeds exercise price, had been issued. Such common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. Therefore, there was no difference between basic and diluted EPS for each period presented. The number of options and warrants excluded from the calculation was 1,376,153 and 1,984,480 as of June 30, 2007 and 2006, respectively.
5. Recent Accounting Pronouncements
On October 1, 2007, the Company will adopt FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not to be sustained upon examination, based upon the technical merits of the position. As discussed in the financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its deferred tax assets. The

Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company believes the adoption of FIN 48 will not have a material effect on the Company’s financial position or results of operations.
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
This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-month and nine-month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the financial statements and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007.
Overview
Revenue was approximately $582,100 and $1,135,700 for the nine-month periods ended June 30, 2007 and 2006, respectively, a decrease of 48.7%. Revenue from the North American market was approximately $545,700 and $1,044,400 for the nine-month periods ended June 30, 2007 and 2006, respectively, representing a decrease of 47.7%. Revenue from international markets was approximately $36,400 and $91,300 for the nine-month periods ended March 31, 2007 and 2006, respectively, representing a decrease of 60.1%. All international sales are transacted in U.S. dollars.

During 2006, Medwave signed non-exclusive distributor agreements with third parties in order to increase market penetration of our product lines. The agreements provide coverage for territories that include the South-Atlantic states, Mid-Atlantic states, Northwestern states, and Mountain states.
We signed an Agreement with Universal Hospital Services (UHS) in 2005. This agreement has two components: one where UHS will become an exclusive rental distributor and the other, which gives UHS the ability to sell Medwave’s products. UHS has approximately 120 sales professionals in 80 offices within the Unites States. UHS is the exclusive supplier of bariatric equipment (related to obese patients) for a large group purchasing organization, due in part to offering Medwave’s products, which cover a wide range of sizes and settings.
Medwave has been dedicated to proving that our technology is a better way to measure a person’s blood pressure, which has been consistently validated in 15 clinical studies published and/or presented regarding our technology.
The Company completed clinical trials and validations and has received FDA 510(k) clearance to begin marketing FusionTM. FusionTM was launched in the first quarter of the current fiscal year and shipments began in November 2006.

General
As of June 30, 2007, Medwave employed 12 full-time employees. In October of 2006, we closed our former corporate office in Danvers, Massachusetts. We have transitioned all of our operating functions to our office in Arden Hills, Minnesota.
Our proprietary technology, which uses Medwave’s sensor and algorithm technology, detects and analyzes pulse pressure waveforms from contraction of the heart. The transducer, which is placed on the patient’s wrist, measures arterial waveforms and calculates blood pressure from these measurements. We have applied for U.S. patents covering various aspects of Medwave’s blood pressure technology. As of June 30, 2007, twenty-six (26) U.S. patents relating to Medwave’s blood pressure technology have been granted, and eight (8) U.S. patent applications are pending. We have also been granted ten (10) foreign patents within the European Patent Office, India, and Japan, with an additional six (6) pending patent applications within the European Patent Office, China, Hong Kong, and Japan.
Recent Developments
Exploration of Strategic Alternatives
We will need to raise additional capital to fund our long-term operations. We have begun a process to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction.
FusionTM — FusionTM is our new vital signs monitoring platform replacing the Vasotrac monitor. We completed clinical trials and validations and have received FDA 510(k) clearance to begin marketing FusionTM. FusionTM was launched in the first quarter of the current fiscal year and shipments began in November 2006. FusionTM contains our core blood pressure technology, our sensors, and employs our algorithms to offer numerous technological advantages to the vital signs monitoring market. In addition to our core blood pressure technology, Fusion offers options to monitor oxygen saturation and temperature.
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
OEM module — Our OEM solutions address the integrated non-invasive blood pressure module market. Our goal is to present joint integrated solutions to patient monitoring, defibrillator and other medical device companies and ultimately sign additional supplier agreements. Medwave’s sensor based OEM solutions provide us with significant competitive advantages over cuff based companies in the OEM arena. Analogic Corporation signed a Supplier and License Agreement in June 2005. This agreement allows Analogic to integrate Medwave’s sensor-based technology into their patient monitoring suite of products. Analogic has successfully integrated Medwave’s technology. They introduced the product at the 2006 American Society of Anesthesiology convention and have commercially launched their product in 2007.

Results of Operations
The results of operations compares the three months and nine months ended June 30, 2007 and 2006. The analysis of liquidity and capital resources compares June 30, 2007 to September 30, 2006.
Revenue was approximately $117,100 and $582,100 for the three months and nine months ended June 30, 2007 compared to $366,000 and $1,135,700 for the three months and nine months ended June 30, 2006 respectively. This decrease was due to the discontinuance of certain product lines.
Cost of Sales and Production

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of Sales and Production	$588,100	$243,700	$1,160,400	$803,600

Percent change from previous year:
Incr/-Decr	141.3%		44.4%
The majority of the increase between the three-month periods ended June 30, 2007 and 2006 reflects a $250,000 expense for increased reserves due to excess inventory and a $178,000 expense for impaired equipment due to reduced product sales. The majority of the increase between the nine-month periods ended June 30, 2007 and 2006 reflects the same non-cash expenses related to reduced sales.
Research and Development

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and Development	$208,200	$250,400	$525,000	$719,000

Percent change from previous year:
Incr/-Decr	-16.9%		-27.0%
The 2007 decrease primarily relates to a decrease in outside services and clinical consulting expenses, which were higher last year due to new product design expenses.
Sales and Marketing

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales and Marketing	$152,400	$636,600	$928,500	$1,634,000

Percent change from previous year:
Incr/-Decr	-76.1%		-43.2%
The decrease in sales and marketing expense from 2006 to 2007 primarily relates to a decrease in salaries due to the lay-off of sales personnel and reductions in advertising services.

General and Administrative

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
General and Administrative	$314,800	$500,200	$1,176,400	$1,441,800

Percent change from previous year:
Incr/-Decr	-37.1%		-18.4%
The decrease between the three-month periods ended June 30, 2007 and 2006 is due to the lay-off of administrative personnel. Expenses for 2007 include severance payments due to the Danvers closing and associated moving expenses. In addition we had increased outside services expense relating to accounting services.
Interest Income
Interest income was $20,400 and $93,300 for the three months and nine months ended June 30, 2007, respectively.
Liquidity and Capital Resources
Our cash and cash equivalents were $1,465,200 and $4,698,100 at June 30, 2007 and September 30, 2006 respectively. Management is presently implementing strategies designed to contain costs and improve the financial results of the Company’s operations. The Company believes that net proceeds from its private placement completed in February 2006 (see note 8 to financial statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on January 16, 2007), together with achieving its operating budget for 2007, will be sufficient to fund its operations through at least October 1, 2007. Management has taken steps to reduce cash expenditures; including closing its Danvers, Massachusetts office and employee layoffs.
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
The Company continues to experience net losses and has an accumulated deficit of approximately $37,500,000 through June 30, 2007. The report of our independent registered public accounting firm that was filed with our Annual Report on Form 10-K for the year ended September 30, 2006 contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern at September 30, 2006.
Cash flows used in operations were $3,219,200 for the nine months ended June 30, 2007 compared to $3,329,800 for the nine months ended June 30, 2006. The decrease was due layoffs of sales, production and administrative personnel offset by the costs associated with severance payments and reduced current liabilities. In both periods, we used cash flows to fund operating losses, which were partially offset by non-cash expenses for depreciation, asset impairment, inventory reserves and share-based compensation expense.
Cash flows used in investing activities decreased to $21,000 for the nine months ended June 30, 2007 from $290,800 for the nine months ended June 30, 2006. This decrease reflects reduced purchases of equipment in 2007.

Cash proceeds from financing activities for the nine months ended June 30, 2007 were $7,400 from the exercise of common stock options, compared to $4,072,900 of capital raised for the nine months ended June 30, 2006.
Off-Balance Sheet Arrangements
Our only off-balance sheet arrangements are non-cancelable operating leases entered into in the ordinary course of business. The table under the following caption “Contractual Obligations” shows the amount of our operating lease payments by year.
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2007 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR OR LESS	1-3 YEARS

Operating lease commitments	$344,300	$113,400	$230,900
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
Inventory Valuation. The Company values its inventory at the lower of cost or market on the first-in, first-out (FIFO) method of actual cost or the current estimated market value. We regularly review inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical usage for the prior twelve month period and future sales forecasts. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact of the value of its inventory and its reported operating results.

Warranty Reserves. The Company’s warranties require it to repair or replace defective products returned to it during the applicable warranty period at no cost to the customer. We record an estimate for warranty-related costs based on actual historical return rates, anticipated return rates, and repair costs at the time of sale. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on future operating results for the period or periods in which such returns or additional costs materialize and thereafter.
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
Stock-Based Compensation
The Company accounts for share based compensation under the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).
The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected forfeiture rate, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months and nine months ended June 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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
Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. The Company includes any reserves for specific accounts receivable balances that are determined to be uncollectable, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of June 30, 2007 is adequate. However, actual write-offs may exceed the recorded allowance.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes since the end of the preceding fiscal year to the date of the interim balance sheet provided herein.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation had been performed under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
The only change to the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007, that could have materially affected, or could be reasonably likely to materially affect, its internal control over financial reporting was the resignation of Ramon Burton, the Company’s Chief Financial Officer, on April 23, 2007. Prior to his resignation, Mr. Burton had served as the Company’s principal financial and accounting officer for SEC reporting purposes. In conjunction with this resignation, Mr. Frank Katarow, the Company’s interim Chief Executive Officer and its principal executive officer, reassumed the additional roles of the Company’s principal financial and accounting officer.

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
The report of our independent registered public accounting firm that was filed with our Annual Report on Form 10-K for the year ended September 30, 2006 contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.
The Company continues to experience net losses and has an accumulated deficit of approximately $37,500,000 through June 30, 2007. We will need to raise additional capital to fund our long-term operations. We have begun a process to explore strategic alternatives to enhance shareholder value, including but not limited to the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the Company with another entity. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction.
Our common stock now trades on the Pink Sheets LLC, rather than the NASDAQ Capital Market, which will reduce our ability to raise funds and could limit the trading volume of our common stock and your ability to sell shares of our common stock at an acceptable price, or at all.
On July 17, 2007, our common stock stopped trading on the NASDAQ Capital Market because we failed to satisfy NASDAQ’s $1.00 minimum bid price and other listing criteria. Thereafter, NASDAQ delisted our common stock.
Our common stock now trades on the Pink Sheets LLC, an over-the-counter bulletin board system. This method of trading will significantly impair our ability to raise new capital. Our common stock has historically been thinly traded and we anticipate that our trading on the Pink Sheets LLC may exacerbate this problem. As a result, you may be unable to sell your shares at or near ask price or at all if you need to liquidate your shares.
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

Date: August 14, 2007	Medwave, Inc.
	By:	/s/ Frank A. Katarow
Frank A. Katarow
Chief Executive Officer (interim) (Principal Executive Officer and Principal Accounting Officer)